Form 10-Q
period 1996-03-31
VINCAM GROUP INC
filed 1996-06-20
CIK 1008896

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended  March 31, 1996
                               ----------------
                          or

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the transition period ended  from            to
                                      -----------  -----------
Commission file number 0-28148
                      ---------

                           THE VINCAM GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Florida                             59-2452823
      ------------------------------        ----------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)


   2850 Douglas Road, Miami FL  33134              (305) 460-2350
  ------------------------------------     -------------------------------
        (Registrant's address)             (Registrant's telephone number,
                                                including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                   No    X
                  ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of common stock        Outstanding as of June 19, 1996
     -----------------------      ---------------------------------
        $.001 par value                     7,999,999

                           THE VINCAM GROUP, INC.

                                  INDEX

                                                           Page
                                                          ------
       Part I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of
           December 31, 1995, and March 31, 1996........... 3

          Consolidated Statements of Income for
           the three months ended March 31, 1995
           and 1996........................................ 5

          Consolidated Statement of Changes in Common
           Stock and Other Stockholders' Deficit for
           the three months ended March 31, 1996........... 6

          Consolidated Statements of Cash Flows for
           the three months ended March 31, 1995
           and 1996........................................ 7

          Notes to Consolidated Financial Statements....... 9

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................. 15

       Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.......................... 21

       Item 6.  Exhibits and Reports on Form 8-K .......... 21

       SIGNATURES.......................................... 22

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           THE VINCAM GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                         PRO FORMA
                                        DECEMBER 31,     MARCH 31,        MARCH 31,
                                           1995            1996            1996
                                       -------------   -------------   -------------
         Assets
Current assets:
  Cash and cash equivalents            $    912,272    $    840,220     $   840,220
  Restricted cash                         4,064,040       4,064,040       4,064,040
  Accounts receivable, net                8,289,556       9,046,084       9,046,084
  Due from affiliates                       101,095         113,851         113,851
  Deferred taxes                            774,783         877,126         877,126
  Prepaid expenses and other
   current assets                           378,686         608,320         608,320
                                       -------------   -------------   -------------
      Total current assets               14,520,432      15,549,641      15,549,641

Property and equipment, net               2,507,025       2,776,675       2,776,675
Deferred taxes                              451,529         372,267         372,267
Contract acquisition costs and
 other assets                               339,805         467,389         467,389
                                       -------------   -------------   -------------
                                       $ 17,818,791    $ 19,165,972    $ 19,165,972
                                       =============   =============   =============


                                                                         PRO FORMA
                                        DECEMBER 31,     MARCH 31,        MARCH 31,
                                           1995            1996            1996
                                       -------------   -------------   -------------
         Liabilities, Mandatorily
        Redeemable Preferred Stock
     and Stockholders' (Deficit) Equity

Current liabilities:
  Accounts payable and accrued
   expenses                            $  1,302,665    $    737,345    $    737,345
  Accrued salaries, wages and
   payroll taxes                          6,618,291       7,572,314       7,572,314
  Reserve for claims                      2,137,149       2,464,613       2,464,613
  Income taxes payable                      141,987       1,071,874       1,071,874
  Current portion of long term
   borrowings                             1,305,362       1,306,656       1,306,656
  Distribution payable                      700,000         700,000         700,000
  Deferred compensation                     263,000         342,013         342,013
                                       -------------   -------------   -------------
      Total current liabilities          12,468,454      14,194,815      14,194,815

Long term borrowings, less
 current portion                          1,100,972       1,072,465       1,072,465
Reserve for claims                        1,010,792       1,033,350       1,033,350
Income taxes payable                      1,386,323         672,818         672,818
Deferred compensation                       294,300          41,200          41,200
Other liabilities                            45,338          45,338          45,338
                                       -------------   -------------   -------------
      Total liabilities                  16,306,179      17,059,986      17,059,986
                                       -------------   -------------   -------------
Commitments and contingencies (Note 11)      --              --              --
                                       -------------   -------------   -------------
Preferred stock, $.01 par value,
 500,000 shares authorized, 165.376
 shares mandatorily redeemable Series
 A Participating Convertible Preferred
 Stock issued and outstanding             6,263,610       6,263,610          --
                                       -------------   -------------   -------------
Common stock and other stockholders'
 (deficit) equity:
  Common stock, $.001 par value,
   39,500,000 shares authorized,
   4,956,066 shares issued and
   outstanding                                4,956           4,956           6,000
  Additional paid in capital                  --              --          6,262,566
  Accumulated deficit                    (4,755,954)     (4,162,580)     (4,162,580)
                                       -------------   -------------   -------------
      Total common stock and other
       stockholders' (deficit) equity    (4,750,998)     (4,157,624)      2,105,986
                                       -------------   -------------   -------------
                                       $ 17,818,791    $ 19,165,972    $ 19,165,972
                                       =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                           THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       -----------------------------
                                                           1995            1996
                                                       -------------   -------------
Revenues                                               $ 55,311,493    $ 79,890,444
                                                       -------------   -------------
Direct costs:
 Salaries, wages and employment taxes
  of worksite employees                                  48,993,396      70,302,367
 Health care and workers' compensation                    2,624,078       3,733,503
 State unemployment taxes and other                         489,418         765,860
                                                       -------------   -------------
       Total direct costs                                52,106,892      74,801,730
                                                       -------------   -------------
Gross profit                                              3,204,601       5,088,714
                                                       -------------   -------------
Operating expenses:
 Administrative personnel                                 1,471,083       2,348,784
 Other general and administrative                           726,114       1,031,312
 Sales and marketing                                        399,998         529,976
 Provision for doubtful accounts                             40,000         144,000
 Depreciation and amortization                               67,777         103,421
                                                       -------------   -------------
     Total operating expenses                             2,704,972       4,157,493
                                                       -------------   -------------
Operating income                                            499,628         931,221
Interest income (expense), net                                9,050         (2,847)
                                                       -------------   -------------
Income before taxes                                         508,678         928,374
Provision for income taxes                                 (186,809)       (335,000)
                                                       -------------   -------------
Net income                                             $    321,869    $    593,374
                                                       =============   =============
Net income per common and common
 equivalent share                                      $       0.05    $       0.09
                                                       =============   =============

Weighted average number of shares
 outstanding used in earnings per
 share calculation                                        6,517,616       6,462,207
                                                       =============   =============







The accompanying notes are an integral part of the consolidated financial statements.

                           THE VINCAM GROUP, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN COMMON
                  STOCK AND OTHER STOCKHOLDERS' DEFICIT



                                                        Additional
                                    Common Stock         paid in     Accumulated
                                  Shares     Par value   capital       deficit         Total
                               ------------  ---------  ----------  -------------  -------------
Balance at December 31, 1995     4,956,066   $  4,956       --      $ (4,755,954)  $ (4,750,998)

Net income                            --         --         --           593,374        593,374
                               ------------  ---------  ----------  -------------  -------------
Balance at March 31, 1996        4,956,066   $  4,956   $   --      $ (4,162,580)  $ (4,157,624)
                               ============  =========  ==========  =============  =============

































The accompanying notes are an integral part of these consolidated financial statements.

                           THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                       -----------------------------
                                                            1995            1996
                                                       -------------   -------------
Cash flows from operating activities:
 Net income                                            $    321,869    $    593,374
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                             67,777         103,421
   Provision for doubtful accounts                           40,000         144,000
   Deferred income tax benefit                                --            (23,081)
   Changes in assets and liabilities:
    Increase in accounts receivable                        (739,447)       (900,528)
    Decrease (increase) in prepaid expenses and
      other current assets                                  307,557        (229,634)
    Increase in other assets                               (299,210)       (140,340)
    Increase (decrease) in accounts payable and
      accrued expenses                                      446,647        (565,320)
    Increase in accrued salaries, wages, and
      payroll taxes                                         921,357         954,023
    Increase in reserve for claims                          463,833         350,022
    Increase in income taxes payable                        186,809         216,382
    Decrease in deferred compensation                         --           (174,087)
    Increase in other liabilities                            25,104           --
                                                       -------------   -------------
Net cash provided by (used in) operating activities       1,742,296         328,232
                                                       -------------   -------------
Cash flows from investing activities:
 Purchases of property and equipment                       (116,873)       (373,071)
                                                       -------------   -------------
Net cash used in investing activities                      (116,873)       (373,071)
                                                       -------------   -------------
Cash flows from financing activities:
 Principal payments on borrowings                           (19,762)        (27,213)
 Recapitalization costs                                    (445,150)          --
 Cash paid in connection with acquisition of stock         (300,000)          --
                                                       -------------   -------------
Net cash used in financing activities                      (764,912)        (27,213)
                                                       -------------   -------------
Net increase (decrease) in cash and cash equivalents        860,511         (72,052)
Cash and cash equivalents, beginning of period              736,420         912,272
                                                       -------------   -------------
Cash and cash equivalents, end of period               $  1,596,931    $    840,220
                                                       =============   =============


Supplemental disclosure of non cash financing activities:
- --------------------------------------------------------

In January 1995, the Company issued a subordinated note payable for $1,200,000 as partial consideration for shares reacquired by the Company.

During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged a portion of their shares of common stock for approximately 166 shares of mandatorily redeemable Series A Participating Convertible Preferred Stock valued at approximately $6,264,000.












































The accompanying notes are an integral part of these consolidated financial statements.

                           THE VINCAM GROUP, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1594), as amended. The financial information furnished reflects all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated.


NOTE 2 - INITIAL PUBLIC OFFERING AND PRO FORMA BALANCE SHEET

In May 1996, the Company completed its initial public offering and received proceeds of approximately $27,900,000, net of $2,100,000 underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of the proceeds to retire a subordinated promissory note in the amount of $1,200,000 (see Note 6) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition, the Company expects to pay approximately $700,000 in other costs in connection with the offering. Simultaneously with the completion of the initial public offering, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock (Series A Preferred Stock) was converted into 1,043,933 shares of the Company's common stock (see Note 7).

The pro forma balance sheet as of March 31, 1996 presents the pro forma effect of the conversion of the Company's Series A Preferred Stock into 1,043,933 shares of common stock.


NOTE 3 - RESTRICTED CASH

The Company had cash deposits at December 31, 1995 and March 31, 1996 in the amount of $4,000,000 which serve as collateral on certain standby letters of credit issued in connection with the Company's workers' compensation insurance plan. These cash deposits have been classified as restricted cash in the accompanying consolidated balance sheets.

At December 31, 1995 and March 31, 1996, the Company had deposited in escrow $64,040 as collateral to guarantee the payment of workers' compensation claims under its prior workers' compensation insurance plan and has classified these amounts as restricted cash in the accompanying balance sheets.

NOTE 4  -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                Estimated
                                DECEMBER 31,      MARCH 31,   useful lives
                                    1995            1996       (in years)
                                ------------    ------------   -----------
 Land                           $   284,374     $   284,374
 Building                           775,158         775,158         30
 Building improvements              510,232         510,232         7
 Furniture and fixtures             308,924         334,402         5
 Office and computer equipment    1,353,926       1,703,753        3-5
 Vehicles                            20,249          20,249         3
                                ------------    ------------
                                  3,252,863       3,628,168
 Less: accumulated depreciation
     and amortization              (745,838)       (851,493)
                                ------------    ------------
                                 $ 2,507,025     $ 2,776,675
                                ============    ============

At December 31, 1995 and March 31, 1996, gross fixed assets included $346,690 of office and computer equipment under capital lease obligations (see Note 6).


NOTE 5  -  RESERVE FOR CLAIMS

The Company's reserves for claims costs consist of the following:

                                                DECEMBER 31,     MARCH 31,
                                                   1995            1996
                                                ------------   ------------
 Accrued workers' compensation claims           $ 2,197,374    $ 2,246,414
 Accrued health care claims                         654,182        696,115
 Reserve for behavioral health care claims          296,385        555,434
                                                ------------   ------------
                                                  3,147,941      3,497,963
 Less: workers' compensation claims
  expected to be settled in more than
  one year                                       (1,010,792)    (1,033,350)
                                                ------------   ------------
     Reserve for claims - current               $ 2,137,149    $ 2,464,613
                                                ============   ============

NOTE 6 - BORROWINGS

Borrowings are summarized as follows:

                                                DECEMBER 31,     MARCH 31,
                                                    1995           1996
                                                ------------   ------------
Subordinated note payable in quarterly
 installments of $150,000 beginning in March
 1998, interest due quarterly at the quoted
 rate for 1 year U.S. Treasury Bills
 (7% at March 31, 1996), the note became
 payable within 30 days after the initial
 public offering, guaranteed by the Company's
 principal stockholders (see Note 2)            $ 1,200,000    $ 1,200,000

Note payable to bank, original amount of
 $1 million, repayable in monthly installments
 of $4,167, plus interest at 8.5% per annum,
 through November 1998 when a balloon
 payment of $750,000 is due, secured by land
 and building and the personal guarantees of
 the Company's principal stockholders               895,732        879,063

Capital lease obligation for computer hardware
 and software, payable in monthly installments
 of $7,479 through May 2000, interest imputed
 at 12.3% per annum                                 310,602        300,058
                                                ------------   ------------
                                                  2,406,334      2,379,121

Less: current portion                            (1,305,362)    (1,306,656)
                                                ------------   ------------
                                                $ 1,100,972    $ 1,072,465
                                                ============   ============

The Company completed an initial public offering during May 1996 and used a portion of the net proceeds to repay the subordinated note payable of $1,200,000. Accordingly, this obligation has been classified as current in the accompanying balance sheet at December 31, 1995 and March 31, 1996.

In December 1995, the Company entered into a credit agreement with a bank which was amended on June 5, 1996 (the Credit Agreement). The Credit Agreement provides for a revolving credit facility with a sublimit of $8,000,000 to fund working capital advances and standby letters of credit. Working capital advances under the revolving credit facility are limited to the lesser of $1,000,000 or the Borrowing Base, primarily composed of current accounts receivable from unrelated parties. Amounts outstanding under the revolving credit facility mature June 5, 1997.

The Credit Agreement also has an acquisition loan facility with a sublimit of $5,000,000. Draws under the acquisition loan facility are available through June 5, 1998 and are repayable in 36 equal monthly installments commencing on

June 5, 1998.  The Company is charged a commitment fee ranging from .25% to
 .375% per annum, depending on certain financial ratios, on the unused portion of the revolving credit facility and the acquisition loan facility.

The Credit Agreement is collateralized by $4,000,000 in cash deposits and substantially all of the assets of the Company, excluding the Company's headquarters building. The Credit Agreement contains customary events of default and covenants which prohibit the Company from, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to debt and interest coverage, net worth and other financial ratios.

Interest under the Credit Agreement accrues at rates based on the prime rate (Prime) plus a margin of as much as .25% or the Eurodollar rate (as defined in the Credit Agreement), plus a margin ranging from 1.50% to 2.00%, depending on certain financial ratios, at the Company's option.

Under the revolving credit facility, the Company had outstanding approximately $4,981,000 in standby letters of credit at March 31, 1996 which guarantee the payment of claims to the Company's workers' compensation insurance carrier.
As of that date there were no amounts outstanding for working capital advances or under the acquisition loan facility. All amounts under these facilities were available at March 31, 1996.


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged 1,043,933 shares of common stock for 165.376 shares of Series A Preferred Stock. As a result of the Company's initial public offering in May 1996, the Series A Preferred Stock was automatically converted into 1,043,933 shares of common stock (see Notes 2 and 12).


NOTE 8 - EARNINGS PER SHARE

Net income per common and common equivalent share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented. The Company has considered as outstanding common stock equivalents during those periods, 631,328 net shares of common stock subject to options awarded to employees and directors of the Company during 1995 and 1996, net of shares assumed to be reacquired under the treasury stock method. For purposes of the calculation of net income per share, the mandatorily redeemable preferred stock is also considered a common stock equivalent.

NOTE 9 - INCOME TAXES

The Company records income tax expense using the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

The Company is subject to certain state taxes based on gross receipts, payroll and before tax income within that state. Taxes based on gross receipts and payroll are classified as salaries, wages and employment taxes of worksite employees expenses in the accompanying consolidated statements of income, while taxes based on income are included within the provision for income taxes.

Subsequent to December 31, 1994, the Company requested and has obtained a change, for income tax purposes, in the method of accounting for its workers' compensation loss reserves. As a result, the Company recorded a deferred tax asset relating to the reserves and an increase in income taxes payable of approximately $1,386,000. Under the provisions of the Internal Revenue Code
(IRC), the Company can amortize over three years the payment of taxes due for changes resulting in taxable income and can recognize currently deductions resulting from the change in method. The Company has classified as long term those taxes resulting from this change which it expects to pay in more than one year.

Realization of the amounts recorded as deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.


NOTE 10 - EMPLOYEE BENEFIT PLANS

No deferred compensation expense was recognized during the three months ended March 31, 1996 or during the same period in 1995.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit related to a wrongful death claim involving a worksite employee. The plaintiff's original complaint sought damages in excess of $10,000,000; however, such complaint was dismissed in part and amended to seek damages in excess of $15,000. The Company is asserting that its liability under this claim, if any, should be limited to the State of Florida's workers' compensation limit of $100,000 involving worksite deaths. Discovery in the proceeding has been stayed pending the

Court's determination of whether the plaintiff adequately stated a cause of action against the Company and the client company which is a co-defendant. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit will not have such an effect.

The Company is a defendant in a lawsuit brought in Dade County Circuit Court by James Byrnes in November 1995. Mr. Byrnes alleges that he was injured by an employee of the Company assigned to work for Atlantic View Partners, Ltd. Atlantic View Partners, Ltd., a client of the Company, owns and operates a Days Inn hotel and is a co-defendant in the litigation, together with Atlantic View, Inc. and Days Inn of America, Inc. The plaintiff alleges that the employee, while he was working as a valet parking attendant, drove negligently and severely and permanently injured the plaintiff in a motor vehicle collision. A summary judgement motion is pending in this matter. Mr. Byrnes has alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company will be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the Company's ultimateliability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.


NOTE 12 - SUBSEQUENT EVENT

In connection with the completion of the Company's initial public offering, the Company amended and restated its Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 39,500,000 to 60,000,000, and to increase the authorized number of shares of preferred stock from 500,000 to 20,000,000.

                                  *  *  *  *  *

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Registration Statement on Form S-1, as amended. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

OVERVIEW

Vincam, one of the largest PEOs in the industry, provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self-insured employers.

The Company's revenues include all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of worksite employees. The Company is obligated, as a principal, to pay the gross salaries and wages, related employment taxes and health care and workers' compensation costs of its worksite employees whether or not the Company's clients pay the Company on a timely basis or at all.
The Company believes that including such amounts as revenues appropriately reflects the responsibility which the Company bears for such amounts and is consistent with industry practice.

The Company's primary direct costs are (i) salaries, wages, the employer's portion of social security (FICA-O), Medicare premiums (FICA-M), federal unemployment taxes (FUTA) and the Michigan Single Business Tax, (ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in clauses (ii) and (iii).

The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operating expenses. Sales and marketing expenses include compensation of sales executives and the marketing staff, as well as marketing and advertising expenses.

The Company's profitability is largely dependent upon its success in managing its controllable direct costs. The Company manages its controllable direct costs through its use of (i) its proprietary managed care system, which includes provider networks, utilization review and case management,

(ii) educational programs designed to reduce the severity and frequency of workplace accidents, and (iii) a variety of other techniques, including drug-free workplace programs, involvement in hiring, disciplinary and termination decisions, adjudication of unemployment claims, and reassignment of laid off workers.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                 1995            1996
                                                ------          ------
Revenues                                        100.0%          100.0%
Direct costs:
 Salaries, wages and employment taxes
   of worksite employees                         88.6%           88.0%
 Health care and workers' compensation            4.7%            4.7%
 State unemployment taxes and other               0.9%            0.9%
                                                ------          ------
     Total direct costs                          94.2%           93.6%
                                                ------          ------
Gross profit                                      5.8%            6.4%
                                                ------          ------

Operating expenses:
  Administrative personnel                        2.7%            2.9%
  Other general and administrative                1.4%            1.5%
  Sales and marketing                             0.7%            0.7%
  Depreciation and amortization                   0.1%            0.1%
                                                ------          ------
     Total operating expenses                     4.9%            5.2%
                                                ------          ------
Income before taxes                               0.9%            1.2%
Provision for income taxes                        0.3%            0.4%
                                                ------          ------
     Net income                                   0.6%            0.8%
                                                ======          ======


Three Months Ended March 31, 1996 compared to Three Months Ended
- -----------------------------------------------------------------
March 31, 1995
- ---------------

The Company's revenues were $79.9 million for the three months ended March 31, 1996, compared to $55.3 million for the same period in 1995, representing an increase of $24.6 million, or 44.4%. This increase was due primarily to an increased number of PEO clients and worksite employees. At March 31, 1996, the number of PEO clients was 386, representing an increase of 30.7% compared to the number of PEO clients on the same date last year. The number of worksite employees increased 40.3% over the same period, to 12,548 at March 31, 1996 from 8,943 worksite employees at March 31, 1995. In addition, the Company earned approximately $725,500 of revenues from its workers' compensation managed care services during the three months ended March 31, 1996.
Such services were not offered during the comparable period of 1995.

Salaries, wages and employment taxes of worksite employees were $70.3 million for the three months ended March 31, 1996, compared to $49.0 million for the same period in 1995, representing an increase of $21.3 million, or 43.5%. Salaries, wages and employment taxes of worksite employees were 88.0% of revenues for the three months ended March 31, 1996, compared to 88.6% for the same period in 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was mainly due to incremental revenues from the Company's workers' compensation managed care services.

Health care and workers' compensation costs were $3.7 million for the three months ended March 31, 1996, compared to $2.6 million for the same period in 1995, representing an increase of $1.1 million, or 42.3%. This increase was mainly due to the higher volume of salaries and wages paid during the 1996 period which was a direct function of the increase of PEO clients and worksite employees. Health care and workers' compensation costs were 4.7% of revenues for the three months ended March 31, 1996 and the same period in 1995.

State unemployment taxes and other direct costs were $0.8 million for the three months ended March 31, 1996, compared to $0.5 million for the same period in 1995, representing an increase of $0.3 million or 56.7%.
This increase was mainly due to the higher volume of salaries and wages paid during the period which was a direct function of the increase of PEO clients and worksite employees. State unemployment taxes and other direct costs were 0.9% of revenues for the three months ended March 31, 1996 and for the same period in 1995.

Gross profit was $5.1 million for the three months ended March 31, 1996, compared to $3.2 million for the same period in 1995, representing an increase of $1.9 million, or 58.8%. Gross profit was 6.4% of revenues for the three months ended March 31, 1996, compared to 5.8% for the same period in 1995. This increase was mainly due to the increase in revenues resulting from an increase of PEO clients and worksite employees, and from the increase in revenues from the Company's workers' compensation managed care services which carry a higher margin than the Company's PEO services.

Administrative personnel expenses were $2.3 million for the three months ended March 31, 1996, compared to $1.5 million for the same period in 1995, representing an increase of $0.8 million, or 59.7%. This increase was primarily attributable to increased staffing for the Company's workers' compensation managed care services, which were made available to external clients for the first time in late 1995. Also, such increase in administrative personnel expense was attributable to an increase in corporate management personnel and other general and administrative expenses related to the growth described above. Administrative personnel expenses were 2.9% of revenues for the three months ended March 31, 1996, compared to 2.7% for the same period in 1995.

Other general and administrative expenses, including the provision for doubtful accounts, were $1.2 million for the three months ended March 31, 1996, compared to $0.8 million for the same period in 1995, representing an increase of $0.4 million, or 53.4%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which were made available to external clients for the first time in late 1995. Other general and administrative expenses were 1.5% of revenues for the three months ended March 31, 1996, compared to 1.4% for the same period in 1995.

Sales and marketing costs were $0.5 million for the three months ended March 31, 1996, compared to $0.4 million for the same period in 1995, representing an increase of $0.1 million, or 32.5%, but as a percentage of revenue remained at 0.7%. The increase reflects the addition of sales executives and a senior vice president of sales and marketing.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary short-term liquidity requirements relate to the Company's letter of credit requirements under its workers' compensation policies, acquisition of office and computer equipment to support its growth, and the payment of current tax obligations. The Company had $4.1 million in cash at March 31, 1996 which was restricted under the terms of the Company's revolving credit facility and letters of credit thereunder (which letters of credit secure payment of workers' compensation claims) or escrowed in connection with the Company's workers' compensation insurance policy. The Company has no significant long-term debt repayment requirements.

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 1996, compared to a cash provided by operating activities of $1.7 million for the same period in 1995. This decrease of $1.4 million was mainly due to an increase in accounts receivable and a decrease of accounts payable and accrued expenses during the three months ended March 31, 1996 compared to the same period in 1995. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle. The collateral requirements on the Company's workers' compensation policies are an integral part of the Company's liquidity from operating activities. Under the terms of its revolving credit facility, the Company was able to obtain an additional
$3.0 million of letters of credit without an additional cash collateral requirement. This contributed to a small decrease in restricted cash of $0.2 million during the three months ended March 31, 1996, compared to an increase of $2.3 million during the same period in 1995.

Net cash used in investing activities, consisting of purchases of property and equipment to support the Company's growth, was $0.4 million for the three months ended March 31, 1996, compared to $0.1 million for the same period in 1995.

Net cash used in financing activities was $27,250 for the three months ended March 31, 1996, compared to $0.8 million for the same period in 1995. During

February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged a portion of their shares of common stock for Series A Preferred Stock, incurring $445,150 of transaction costs. In January 1995, the Company also acquired 249,342 shares of its common stock from a minority shareholder through a cash payment of $300,000 and the issuance of a $1.2 million subordinated promissory note.

After the completion of the Company's initial public offering and pursuant to a commitment from Fleet National Bank ("Fleet Bank") the Company entered into an Amended and Restated Credit Agreement providing for a $13.0 million revolving line of credit of which (i) an aggregate of $8.0 million is available for standby letters of credit and revolving credit loans for working capital purposes (which working capital loans are limited to the lesser of $1.0 million or the Borrowing Base, primarily composed of current accounts receivable from unrelated parties) and (ii) $5.0 million is available to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based on Fleet Bank's Prime Rate plus a margin of as much as .25% or its Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 1.50% to 2.00%, depending on certain financial covenants, at the Company's option. The facility is secured by substantially all of the Company's assets other than the Company's headquarters building. Revolving credit loans and standby letters of credit mature June 5, 1997 and acquisition loans are repayable in 36 equal monthly installments commencing June 5, 1998. Draws against the acquisition line of credit can be made through June 5, 1998 and mature not later than June 5, 2001. The credit facility contains covenants that, among other things, limit the amount of total consolidated debt and liens, require the maintenance of certain consolidated financial ratios, prohibit dividends and similar payments, and restrict capital expenditures, mergers, dispositions of assets and certain business acquisitions. The Company is required to pay an unused facility fee ranging from .25% to .375% per annum on the facilities, depending on certain financial ratios.

Although the Company currently has no significant capital commitments, the Company currently anticipates approximately $1.0 million of capital expenditures in 1996, primarily for computer and office equipment. The Company's long-term liquidity needs are currently limited to debt service on the Company's outstanding long-term obligations, including capital leases.

In May 1996, the Company completed its initial public offering and received proceeds of $27.9 million, net of $2.1 million of underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of its proceeds to retire a subordinated promissory note in the amount of $1.2 million (see Note 6 of Notes to Consolidated Financial Statements) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition the Company expects to pay approximately $700,000 in other costs in connection with the offering. Management of the Company expects to use the remaining proceeds for working capital, general corporate purposes, and expansion of the Company's operations including potential acquisitions. Pending such uses, the Company has invested the net proceeds of the offering in high-quality short-term, interest bearing investment-grade debt securities, certificates of deposit or direct or guaranteed obligations of the United States. The Company anticipates that the proceeds from the initial public offering, cash flows from operations and borrowing availability under the Amended and Restated Credit Agreement will be sufficient to satisfy the Company's liquidity and working capital requirements for the foreseeable future. The preceding forward looking statement is subject to a variety of factors, including: (i) the Company's ability to draw advances under the Amended and Restated Credit Agreement; (ii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iii) the financial condition of the Company's clients; (iv) higher than expected workers' compensation claims under the Company's large deductible workers' compensation insurance policies; (v) the level of acquisition opportunities available to the Company; and (vi) additional regulatory requirements that may be imposed on the Company.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to the description of pending legal proceedings found in Note 11 of the Notes to Consolidated Financial Statements under Part I, Item 1, which description is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

 Exhibit
   No.
- --------

  10.1 Amended and Restated Credit Agreement, dated as of June 5, 1996 among The Vincam Group, Inc., its subsidiaries and Fleet National Bank.

  11     Statement re Computation of Per Share Earnings.

  27     Financial Data Schedule.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 THE VINCAM GROUP, INC.
                                                 ----------------------
                                                 Registrant


Dated:  June 20, 1996                            BY /s/ Carlos A. Saladrigas
                                                 -----------------------------
                                                 Carlos A. Saladrigas
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer

Dated:  June 20, 1996                            BY /s/ Martiniano J. Perez
                                                 -----------------------------
                                                 Martiniano J. Perez
                                                 Vice President and
                                                 Controller

                           THE VINCAM GROUP, INC.

                        INDEX TO PART II, ITEM 6(A)

                                 EXHIBITS




 Exhibit
   No.
- --------

  10.1 Amended and Restated Credit Agreement, dated as of June 5, 1996 among The Vincam Group, Inc., its subsidiaries and Fleet National Bank.

  11     Statement re Computation of Per Share Earnings.

  27     Financial Data Schedule.

[TYPE]     EX-10


                                                                  EXHIBIT 10.1






                 AMENDED AND RESTATED CREDIT AGREEMENT

                      Dated as of June 5, 1996

                              among


                        THE VINCAM GROUP, INC.
                          ITS SUBSIDIARIES

                               and


                         FLEET NATIONAL BANK

                        TABLE OF CONTENTS


                                                          Page
                                                         ------
Section 1  Definitions
1.1  Certain Definitions                                   1
1.2  Accounting Terms                                      14
1.3  Rules of Interpretation                               14

Section 2  Revolving Credit Loans; Letters of Credit
2.1  Amount                                                15
2.2  Revolving Credit Note                                 15
2.3  Requests For Revolving Credit Loans                   16
2.4  Letters of Credit                                     16
2.5  Maturity of Revolving Credit Loans                    16
2.6  Termination or Reduction of Commitment                16
2.7  Company as Agent for Borrowers                        17

Section 3 Acquisition Loans
3.1  Amount                                                17
3.2  Acquisition Loan Note                                 18
3.3  Requests of Acquisition Loans                         18
3.4  Payments of Acquisition Loans                         18
3.5  Termination or Reduction of Commitment                18

Section 4  Interest Rates; Fees; Payments
4.1  Interest Rates                                        19
4.2  Commitment Fee                                        20
4.3  Letter of Credit Fees                                 20
4.4  Facility Fee                                          20
4.5  Late Fee                                              20
4.6  Certain Notices                                       21
4.7  Minimum and Maximum Amounts                           21
4.8  Computations                                          22
4.9  Manner and Place of Payment                           22
4.10 Payments Due on Saturdays, Sundays and Holidays       22
4.11 Additional Costs                                      22
4.12 Limitation on Types of Loans                          23
4.13 Illegality                                            24
4.14 Substitute Prime Rate Loans                           24
4.15 Compensation.                                         24
4.16 Capital Adequacy                                      25
4.17 Optional Prepayments                                  26

Section 5  Security
5.1  Security Interests                                    26

Section 6   Conditions Precedent
6.1  Conditions to all Loans and Letters of Credit         26
6.2  Conditions to Acquisition Loans                       29
6.3  Condition to Revolving Credit Loans                   30
6.4  Satisfaction of Conditions                            30

Section 7  Representations and Warranties
7.1  Corporate Status                                      30
7.2  No Violation                                          31
7.3  Corporate Power and Authority                         31
7.4  Enforceability                                        31
7.5  Consents or Approvals                                 31
7.6  Financial Statements                                  31
7.7  No Material Change                                    32
7.8  Litigation                                            32
7.9  Compliance with Other Instruments; Compliance
         with Law                                          33
7.10 Subsidiaries                                          33
7.11 Investment Company Status; Limits on Ability
         to Incur Indebtedness                             33
7.12 Title to Property                                     33
7.13 ERISA                                                 33
7.14 Taxes                                                 34
7.15 Environmental Matters                                 34
7.16 Intellectual Property                                 35
7.17 Borrowing Base                                        35

Section 8  Affirmative Covenants
8.1  Use of Proceeds                                       35
8.2  Conduct of Business; Maintenance of Existence         35
8.3  Compliance with Laws                                  36
8.4  Insurance                                             36
8.5  Financial Statements, Etc                             36
8.6  Notice of Default                                     38
8.7  Environmental Matters                                 38
8.8  Taxes and Other Liens                                 39
8.9  ERISA Information                                     40
8.10 Inspection                                            40
8.11 Certain Obligations Respecting Subsidiaries           40
8.12 Intellectual Property                                 41
8.13 Further Assurances                                    41

Section 9  Negative Covenants
9.1  Transactions with Affiliates                          42
9.2  Consolidation, Merger or Acquisition                  42
9.3  Disposition of Assets                                 43
9.4  Indebtedness                                          43
9.5  Guarantees                                            44
9.6  Liens                                                 44
9.7  Restricted Payments                                   45

9.8  Investments                                           45
9.9  Sale and Leaseback                                    46
9.10 ERISA                                                 46
9.11 Fiscal Year                                           46

Section 10  Financial Covenants
10.1 Debt Coverage                                         47
10.2 Debt to Worth Ratio                                   47
10.3 Interest Coverage                                     47
10.4 Fixed Charges Coverage                                47
10.5 Capital Expenditures                                  47
10.6 Minimum Net Worth                                     47

Section 11  Events of Default
11.1 Events of Default                                     48
11.2 Remedies Upon an Event of Default                     51

Section 12.  General
12.1 Amendments, Etc                                       51
12.2 Notices, Etc                                          51
12.3 No Waiver; Remedies                                   52
12.4 Right of Set-off                                      52
12.5 Expenses; Indemnification                             52
12.6 Successors and Assigns                                54
12.7 Severability                                          54
12.8 GOVERNING LAW                                         54
12.9 WAIVER OF JURY TRIAL                                  54
12.10 VENUE, CONSENT TO SERVICE OF PROCESS                 55
12.11 Headings                                             55
12.12 Counterparts                                         55

EXHIBITS

A-1 - Revolving Credit Note
A-2 - Acquisition Loan Note
B - Security Agreement
C - Cash Collateral Pledge Agreement
D - Stock Pledge Agreement
E - Guaranty
F - Compliance Certificate
G - Borrowing Base Certificate


SCHEDULES

A - Disclosure Schedule
1 - Applicable Margin and Commitment Fees

                   AMENDED AND RESTATED CREDIT AGREEMENT


     THIS AMENDED AND RESTATED CREDIT AGREEMENT, dated as of June 5, 1996 by and among THE VINCAM GROUP, INC., a Florida corporation (the Company ), the Subsidiaries of the Company whose names appear on the signature page hereof, all of which are Florida corporations (together with the Company, collectively, the Borrowers ), all having their principal place of business and chief executive offices at 2850 Douglas Road, Coral Gables, Florida 33134, and FLEET NATIONAL BANK (formerly known as Fleet National Bank of Massachusetts), a national banking association, with its principal place of business at 75 State Street, Boston, Massachusetts 02109-1810 (the Bank ).

     WHEREAS, the Borrowers are an integrated group of corporations which provide management and financial support to each other in order to achieve efficiencies and economies of scale in providing professional employer services to their client companies and, accordingly, require a single credit facility available to all of them.

     WHEREAS, the Borrowers have requested the Bank to extend credit to the Borrowers in the form of loans and letters of credit and the Bank is willing to extend such credit upon the terms and subject to the conditions set forth herein.

     WHEREAS, the Borrowers and the Bank entered into a Credit
Agreement dated as of December 29, 1995 (the  Existing Agreement).

     WHEREAS, the parties wish to amend the Existing Agreement and to restate the Existing Agreement as so amended.

     NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree that the Existing Agreement is hereby amended and restated in its entirety to read as follows:

     Section 1  Definitions.

         1.1 Certain Definitions. The following terms are used herein with the meanings assigned to them below:

      Accountants shall mean Price Waterhouse LLP, or another accounting firm of national reputation or other certified public accountants selected by the Borrowers and approved by the Bank.

      Acquisition Line Termination Date  shall mean the earlier of
(i) June 5, 1998, or (ii) the termination of the Acquisition Loan
Commitment.


      Acquisition Loan  shall have the meaning set forth in
Section 3.1.

      Acquisition Loan Commitment shall have the meaning set forth in Section 3.1.

      Acquisition Loan Maturity Date shall mean the date on which the aggregate unpaid principal balance of the Acquisition Loans shall be due and payable in full pursuant to Section 3.4 below.

      Acquisition Loan Note  shall have the meaning set forth in
Section 3.2.

      Affiliate shall mean, with respect to any specified Person (the specified person ), any Person directly or indirectly controlling, controlled by or under direct or indirect common control with, the specified person and, without limiting the generality of the foregoing, includes (i) any director or officer of the specified person or any Affiliate of the specified person,
(ii) any such director's or officer's parent, spouse, child or child's spouse (a relative ), (iii) any group acting in concert, of one or more such directors, officers, relatives or any combination thereof (a group ), (iv) any Person controlled by any such director, officer, relative or group in which any such director, officer, relative or group beneficially owns or holds 5% or more of any class of voting securities or a 5% or greater equity or profits interest and (v) any Person or group which beneficially owns or holds 5% or more of any class of voting securities or a 5% or greater equity or profits interest in the specified person. For the purposes of this definition, the term control when used with respect to any specified person means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such specified person, whether through the ownership of voting securities, by contract or otherwise.

      Agreement  shall mean this Credit Agreement.

      Applicable Margin shall mean, in respect of any Type of Loan, the amount for such Type of Loan determined pursuant to
Schedule 1 attached hereto.

      Banking Day shall mean any day, excluding Saturday and Sunday and excluding any other day which in the Commonwealth of Massachusetts is a legal holiday or a day on which banking institutions are authorized by law to close.

      Borrowing Base shall mean an amount equal to 85% of Eligible Accounts Receivable.

      Borrower Group Property shall mean any real property owned, occupied, or operated by the Borrowers or any of their Subsidiaries.

      Capital Expenditures shall mean any expenditures in respect of fixed or capital assets made by the Borrowers or any of their Subsidiaries, including the capitalized amount of Capital Lease
Obligations incurred during the relevant period.

      Capital Lease Obligations shall mean, as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP (including Statement of Financial Accounting Standards No. 13 of the Financial Accounting Standards Board) and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP (including such Statement No. 13).

      Cash Collateral Pledge Agreement shall have the meaning set forth in Section 5.1.

      Closing Date shall mean the first date on which the conditions set forth in Section 6.1 have been satisfied and any Loans are to be made or any Letters of Credit are to be issued hereunder.

      Code shall mean the Internal Revenue Code of 1986, as amended, or any successor statute.

      Collateral shall have the meaning given that term in the Security Agreement.

      Commitment shall mean the Acquisition Loan Commitment and the Revolving Credit Commitment.

      Contractual Obligation shall mean, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

      Controlled Group shall mean all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrowers, are treated as a single employer under Section 414 of the Code.

      Default shall mean any condition or event that constitutes an Event of Default or that with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

      EBIT shall mean, for any fiscal period, an amount equal to Net Income for such period, plus the following, to the extent deducted in computing such Net Income: (i) Interest Expense, and
(ii) taxes.

      EBITDA shall mean, for any fiscal period, an amount equal to Net Income for such period, plus the following, to the extent deducted in computing such Net Income: (i) Interest Expense, (ii) taxes, (iii) depreciation, and (iv) amortization of goodwill and other intangibles.

      Eligible Account Receivable shall mean an account receivable owing to the Borrowers which met the following specifications at the time it came into existence and continues to meet the same until it is collected in full:

     (a) The original stated maturity of the account is not more than 30 days after the invoice date thereof, and the account (regardless of its stated maturity date) does not remain unpaid more than 30 days after such invoice date;

     (b) The account arose from the performance of services by the Borrowers;

     (c) The account is owned solely by the Borrowers, and is not subject to any assignment, claim, lien, or security interest, other than a security interest in favor of the Bank;

     (d) The account is not one as to which the account debtor disputes liability or makes any claim with respect thereto or as to which the Bank reasonably believes that there may be a basis for dispute (but only to the extent of the amount subject to such dispute or claim), or which involves an account debtor subject to any insolvency proceeding, or becomes insolvent, or goes out of business;

     (e) The account arose in the ordinary course of the Borrowers' business and did not arise from the performance of services or a sale of goods to a supplier, employee or Affiliate of the Borrowers;

     (f) No notice of bankruptcy or insolvency of the account debtor has been received by or is known to the Borrowers;

     (g) The Borrowers have pledged any instrument or chattel paper evidencing the account to the Bank pursuant to the provisions of the Security Agreement;

     (h) Not more than 50% of the aggregate accounts receivable due to the Borrowers from the account debtor have remained unpaid for a period of more than thirty (30) days from the invoice date (without adequate reserves);

     (i) The aggregate accounts receivable from the account debtor (including its Subsidiaries and Affiliates) do not exceed 25% of the total Eligible Accounts Receivable of the Borrowers; that portion of such accounts over the 25% level will be disqualified;

     (j) The account does not represent processed but unpaid payrolls or accrued accounts receivable;

     (k) The account debtor is not a Principal or an Affiliate, officer, employee or agent of the Borrowers;

     (l) If the account debtor is the United States of America or any agency or instrumentality thereof, the Borrowers right to payment has been assigned to the Bank in compliance with the Assignment of Claims Act of 1940, as amended;

     (m) The Borrowers do not owe any amounts to the account debtor for goods sold, services rendered or otherwise or, to the extent that any amounts are so owed, the accounts of such account debtor in an amount equal to the amounts owed by the Borrowers to the account debtor shall be disqualified;

     (n) The Bank has not notified the Borrowers that the Bank has determined (such determination not to be made unreasonably) that an account or account debtor is unsatisfactory for credit reasons (if the Bank makes such a determination, its notification to the Borrower shall specify the reasons therefor);

     (o) The account debtor is a person or entity located in the United States and the account arose out of services rendered or goods delivered in the United States.

      Environmental Laws shall mean all federal, state, local and foreign laws, and all regulations, notices or demand letters issued, promulgated or entered thereunder, relating to pollution or protection of the environment and to occupational health and safety, including, without limitation, laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or Hazardous Substances into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or Hazardous Substances.

      ERISA  shall mean the Employee Retirement Income Security
Act of 1974, as amended, or any successor statutes.

      Eurodollar Lending Office shall mean, initially, the Bank's office at 75 State Street, Boston, Massachusetts 02109-1810 and, thereafter, such other office of the Bank as shall be making or maintaining Eurodollar Loans.

      Eurodollar Loan shall mean, at any time, that principal amount of the Loans, the interest on which is determined at such time on the basis of rates referred to in the definition of Eurodollar Rate .

      Eurodollar Rate shall mean with respect to any Interest Period pertaining to a Eurodollar Loan, the rate per annum (rounded upwards, if necessary, to the nearest 1/16th of 1%) equal to the quotient of (a) the average of the rates at which the Bank's Eurodollar Lending Office is offered U.S. Dollar deposits two Working Days prior to the beginning of such Interest Period in the interbank Eurodollar market where the foreign currency and exchange operations of such Eurodollar Lending Office are customarily conducted at 10:00 a.m., Boston time, for delivery on the first day of such Interest Period for the number of days comprised therein and in an amount equal to the amount of the Eurodollar Loan to be outstanding during such Interest Period, divided by (b) a number equal to 1.00 minus the Reserve Requirement for such Eurodollar Loan during such Interest Period.

      Event of Default  has the meaning set forth in Section 11.1.

      Extension of Credit shall mean the making of any Loan or the issuance of any Letter of Credit.

      Excluded Property shall have the meaning set forth in the Security Agreement.

      Financial Statements Date  shall mean December 31, 1995.

      Fixed Charges  shall mean, for any fiscal period, the sum of
(i) the amount of the scheduled installments of principal payable in respect of Indebtedness of the Borrowers and their Subsidiaries during such period, plus (ii) Interest Expense for such period, plus (iii) the tax provision of the Borrowers and their Subsidiaries paid or required to be paid in cash for such period, plus (iv) Capital Expenditures made by the Borrowers and their Subsidiaries during such period.

      Funded Debt shall mean the following (without duplication) with respect to the Borrowers and their Subsidiaries: (i) all Indebtedness for borrowed money; (ii) all obligations evidenced by bonds, indentures, notes and similar instruments; (iii) all obligations with respect to Letters of Credit and other similar instruments not fully secured by cash; (iv) all Capital Lease Obligations; and (v) all Guaranties of any of the foregoing.

      GAAP shall mean accounting principles generally accepted in the United States applied on a consistent basis.

      Governmental Approval shall mean any authorization, consent, order, approval, license, lease, ruling, permit, tariff, rate, certification, validation, exemption, filing or registration by or with, or notice to, any Governmental Authority.

      Governmental Authority shall mean any federal, state, municipal or other governmental department, commission, board, bureau, agency, court, tribunal or other instrumentality, domestic or foreign, and any arbitrator.

      Guarantee by any Person shall mean any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business. The term Guarantee used as a verb has a corresponding meaning.

      Hazardous Substances shall mean all hazardous and toxic substances, wastes or materials, hydrocarbons (including naturally occurring or man-made petroleum and hydrocarbons), flammable explosives, urea formaldehyde insulation, radioactive materials, biological substances, PCBs, pesticides, herbicides and any other kind and/or type of pollutants, or contaminates and/or any other similar substances or materials which, because of toxic, flammable, explosive, corrosive, reactive, radioactive or other properties that may be hazardous to human health or the environment, are included under or regulated by any Environmental Laws.

      Indebtedness of any Person at any date shall mean, (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (excluding current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices, but including any class of capital stock of such Person with fixed payment obligations or with redemption at the option of the holder), or which is evidenced by a note, bond, debenture or similar instrument, (b) all obligations of such Person under leases that should be treated as capitalized leases in accordance with GAAP, (c) all obligations of such Person in respect of acceptances issued or created for the account of such Person, and all reimbursement obligations (contingent or otherwise) of such Person in respect of any letters of credit issued for the account of such Person to the extent not secured by cash and without duplication of any underlying Indebtedness, (d) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof, and
(e) without duplication, all Guaranties.

      Intellectual Property  shall have the meaning specified in
Section 7.16.

      Interest Expense shall mean, for any fiscal period, the sum (determined without duplication) of the aggregate amount of interest required to be paid in cash during such period on Indebtedness of the Borrowers and their Subsidiaries (on a consolidated basis), including the interest portion of payments under Capital Lease Obligations and any capitalized interest.

      Interest Period shall mean, with respect to any Eurodollar Loan, the period commencing on the date such Eurodollar Loan is made or converted from a Prime Rate Loan or the last day of the next preceding Interest Period with respect to such Eurodollar Loan and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Borrowers may select as provided in Section 4.6, except that each such Interest Period which commences on the last Working Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Working Day of the appropriate subsequent calendar month.

     Notwithstanding the foregoing: (i) no Interest Period may end after the Revolver Maturity Date, in the case of Revolving

Credit Loans, or the Acquisition Loan Maturity Date, in the case of Acquisition Loans; (ii) each Interest Period which would otherwise end on a day which is not a Working Day shall end on the next succeeding Working Day (or, if such next succeeding Working Day falls in the next succeeding calendar month, on the next preceding Working Day); and (iii) no Interest Period shall have a duration of less than one month and, if the Interest Period therefor would otherwise be a shorter period, such Eurodollar Loan shall not be available hereunder.

      Investments shall mean, with respect to any Person (the Investor ), any investment by the Investor in any other Person, whether by means of share purchase, capital contribution, purchase or other acquisition of a partnership or joint venture interest, loan, time deposit, demand deposit or otherwise.

      Letter of Credit shall mean any standby letter of credit issued by the Bank for the account of the Borrowers as provided in this Agreement.

      Letter of Credit Usage shall mean, at any time, the aggregate at such time of (a) the maximum amount then available to be drawn under all outstanding Letters of Credit, and (b) all then unreimbursed drawings under any Letters of Credit.

      Lien shall mean any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority or other security agreement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any lease that should be capitalized in accordance with GAAP, and the filing of a financing statement under the UCC or comparable law of any jurisdiction), together with any renewal or extension thereof.

      Loans  shall mean the Acquisition Loans and the Revolving
Credit Loans.

      Loan Documents shall mean, collectively, this Agreement, the Notes, the Security Instruments and all other agreements and instruments that are from time to time executed in connection with this Agreement, as each of such agreements and instruments may be amended, modified or supplemented from time to time.

      Material Adverse Effect shall mean a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) or prospects of the Borrowers taken as a whole, (b) the ability of the Borrowers taken as a whole to perform their obligations under this Agreement, the Notes or any of the other Loan Documents or (c) the validity or enforceability of this Agreement, the Notes or any of the other Loan Documents.

      Maximum Rate  shall have the meaning set forth in Section
4.1(d).

      Multiemployer Plan shall mean at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which the Borrowers or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions, including for these purposes any Person which ceased to be a member of the Controlled Group during such five year period.

      Net Income or Net Loss for any period in respect of which the amount thereof shall be determined, shall mean the aggregate of the consolidated net income (or net loss) after taxes for such period of the Borrowers and their Subsidiaries, determined in accordance with GAAP.

      Net Worth shall mean, at any date as of which the amount thereof is to be determined, all assets that should, in accordance with GAAP, be classified as assets on the consolidated balance sheet of the Borrowers and their Subsidiaries, minus Total Liabilities at such date; provided that in determining Net Worth any preferred stock shall be treated as equity.

      Notes shall mean the Revolving Credit Note and the Acquisition Loan Note.

      Obligations shall mean all obligations of the Borrowers to the Bank of every kind and nature whether such obligations are now existing or hereafter incurred or created, joint or several, direct or indirect, absolute or contingent, due or to become due, matured or unmatured, liquidated or unliquidated, arising by contract, operation of law or otherwise, including, without limitation, (a) all principal of and interest (including, without limitation, any interest which accrued after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of any Borrower) on any advance to the Borrowers under, or the Notes issued by the Borrowers pursuant to, this Agreement; (b) all other amounts (including, without limitation, any fees or expenses) payable by Borrowers under the Loan Documents; (c) all amounts payable to the Bank in connection with the issuance of any letter of credit by the Bank for the account of any Borrower or any drawing thereunder, including, without limitation, any reimbursement obligation and letter of credit fees payable under any letter of credit application or reimbursement agreement executed by any Borrower in connection with any such letter of credit; and (d) any renewals, refinancings or extensions of any of the foregoing.

      Office of the Bank shall mean the banking office of the Bank located at 75 State Street, Boston, MA 02109-1810 or such other location of which the Bank shall notify the Borrowers.

      PBGC shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

      Permitted Acquisition  shall have the meaning set forth in
Section 9.2.

      Permitted Liens  shall have the meaning set forth in Section
9.6.

      Person shall mean and include any individual, firm, corporation, trust or other unincorporated organization or association or other enterprise or any government or political subdivision, agency, department or instrumentality thereof.

      Plan means any employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code and is either (a) maintained by the Borrowers or any member of the Controlled Group for employees of the Borrowers or any member of the Controlled Group or (b) maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which the Borrowers or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions.

      Post-Default Rate shall mean (i) with respect to any Eurodollar Loan, the rate of interest per annum equal to 3% above the interest rate otherwise applicable to such Eurodollar Loan at the applicable time, (ii) with respect to any Prime Rate Loan, the rate of interest per annum equal to 3% above the interest rate otherwise applicable to such Prime Rate Loan, and (iii) with respect to any other amount payable by the Borrowers under this Agreement which is not paid when due, the rate of interest per annum equal to 4% above the Prime Rate at the applicable time.

      Prime Rate shall mean the per annum rate of interest from time to time announced and made effective by the Bank as its Prime Rate (which rate may or may not be the lowest rate available from the Bank at any given time).

      Prime Rate Loan means at any time the principal amount of the Loans which bears interest at the Prime Rate.

      Principals  shall mean Carlos A. Saladrigas and Jose M.
Sanchez.

      Regulation D means Regulation D of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

      Regulatory Change means any change on or after the date of this Agreement in United States federal, state or foreign laws or regulations, including Regulation D, or the adoption or making on or after such date of any interpretations, directives or requests applying to a class of lenders including the Bank of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof (other than changes which affect taxes measured by or imposed on the overall net income of the Bank or of its Eurodollar Lending Office by the jurisdiction in which the Bank has its principal office or Eurodollar Lending Office).

      Reserve Requirement shall mean, for any Eurodollar Loans for any Interest Period therefor, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest Period under Regulation D by the Bank against Eurocurrency liabilities (as such term is used in Regulation D).

      Responsible Officer  shall mean the President, the Vice
Chairman or the Vice President/Controller of the Company.

      Restricted Payment shall mean, with respect to the Borrowers or any Subsidiary thereof, (a) any dividend or other distribution on any shares of capital stock of the Borrowers or such Subsidiary (except dividends payable solely to the Borrowers or any Subsidiary), and (b) any payment on account of the purchase, redemption, retirement or acquisition of (i) any shares of the capital stock of any Borrower or a Subsidiary thereof or
(ii) any option, warrant, convertible security or other right to acquire shares of the capital stock of the Borrowers or a Subsidiary thereof, other than, in either case, payments made solely to the Borrowers or such Subsidiary.

      Revolver Maturity Date  shall mean June 5, 1997.
      Revolving Credit Commitment shall have the meaning specified in Section 2.1.

      Revolving Credit Loans  shall have the meaning set forth in
Section 2.1.

      Revolving Credit Note  shall have the meaning set forth in
Section 2.2.

      Revolving Loan Sublimit  shall have the meaning set forth in
Section 2.1.

      SEC  means the Securities and Exchange Commission.

      Security Agreement  shall have the meaning set forth in Section 5.1.

      Security Instruments shall mean, collectively, the Security Agreement, the Cash Collateral Pledge Agreement, the Stock Pledge
Agreements and each other instrument or agreement that purports to secure the Obligations of the Borrowers to the Bank.

      Stated Rate  shall have the meaning set forth in Section
4.1(d).

      Stock Pledge Agreements  shall have the meaning set forth in
Section 5.1.

      Subordinated Debt shall mean Indebtedness of the Borrowers that is subordinated to the Indebtedness of the Borrowers owing to the Bank either (a) pursuant to a subordination agreement in form and substance satisfactory to the Bank between the Bank and the holder(s) of such Indebtedness, or (b) pursuant to the terms thereof, where the Bank has confirmed in writing that such terms are satisfactory to it.

      Subsidiary shall mean, with respect to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions are at the time directly or indirectly owned by such Person.

      Tangible Net Worth shall mean, at any date as of which the amount thereof is to be determined, an amount equal to Net Worth, minus (i) the sum of any amounts attributable to the book value, net of applicable reserves, of all intangible assets of the Borrowers and their Subsidiaries, including, without limitation, goodwill, trademarks, copyrights, patents and any similar rights, and unamortized debt discount and expense, and (ii) intercompany accounts with Subsidiaries and Affiliates (including receivables due from Subsidiaries and Affiliates).

      Total Liabilities shall mean, at any time, the consolidated liabilities of the Borrowers and their Subsidiaries at such time and (without duplication) any Guaranties of the Borrowers, determined in accordance with GAAP; provided that in any event Total Liabilities shall not include (i) any preferred stock, and
(ii) the amount of Letter of Credit Usage to the extent it does not exceed the Borrowers reserve for workers compensation claims.

      Type  shall mean a Prime Rate Loan or a Eurodollar Loan.

      UCC  shall have the meaning given such term in the Security
Agreement.

      Unfunded Liabilities means, with respect to any Plan, at any time, the amount (if any) by which (a) the present value of all benefits under such Plan exceeds (b) the fair market value of all Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of the Borrowers or any member of the Controlled Group to the PBGC or such Plan under Title IV of ERISA.

      Wholly-owned Subsidiary shall mean, as to any Person, a Subsidiary of such Person all of whose outstanding shares of capital stock (except directors qualifying shares) are owned directly or indirectly by such Person.

      Working Day shall mean any day on which dealings in foreign currencies and exchange between banks may be carried on in the place where the Eurodollar Lending Office is located and in Boston, Massachusetts.

         1.2  Accounting Terms.  Unless
otherwise specified herein, all accounting terms used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all financial statements and certificates and reports as to financial matters required to be delivered hereunder shall be prepared, in accordance with GAAP; provided that if any change in GAAP in itself materially affects the calculation of any financial covenant in this Agreement, the Borrowers may by notice to the Bank, or the Bank may by notice to the Borrowers, require that such covenant thereafter be calculated in accordance with GAAP as in effect, and applied by the Borrowers, immediately before such change in GAAP occurs. If such notice is given, the compliance certificates delivered pursuant to
Section 8.5(c) after such change occurs shall be accompanied by reconciliations of the difference between the calculation set forth therein and a calculation made in accordance with GAAP as in effect from time to time after such change occurs.

         1.3  Rules of Interpretation.


         (a) A reference to any document or agreement shall include such document or agreement as amended, modified or supplemented and in effect from time to time in accordance with its terms and the terms of this Agreement.

         (b) The singular includes the plural and the plural includes the singular.

         (c) A reference to any Person includes its permitted successors and permitted assigns.

         (d) The words include , includes and including are not limiting.

         (e) The words herein , hereof , hereunder and words of like import shall refer to this Agreement as a whole and not to any particular section or subdivision of this Agreement.

         (f) All terms not specifically defined herein or by GAAP, which terms are defined in the Uniform Commercial Code as in effect in the Commonwealth of Massachusetts, shall have the meanings assigned to them in such Code.

     Section 2  Revolving Credit Loans; Letters of
Credit.

         2.1  Amount.  Upon the terms and subject
to conditions set forth herein, and in reliance upon the representations, warranties and covenants of the Borrowers herein, the Bank agrees to make loans (each a Revolving Credit Loan and collectively the Revolving Credit Loans ) to the Borrowers and to issue Letters of Credit for the account of the Borrowers at the Borrowers request from time to time from and after the Closing Date and prior to the Revolver Maturity Date in an aggregate principal amount not to exceed at any one time outstanding the sum of $8,000,000 (the Revolving Credit Commitment ), as the same may be reduced or terminated pursuant to the provisions hereof, provided that the sum of all outstanding Revolving Credit Loans and Letter of Credit Usage shall not at any time exceed the Revolving Credit Commitment, and provided, further that the aggregate principal amount of outstanding Revolving Credit Loans shall not at any time exceed the lesser of (i) $1,000,000 (the Revolving Loan Sublimit ), or (ii) the Borrowing Base. Within the foregoing limits and subject to the terms and conditions hereof, the Borrowers may request Letters of Credit and may borrow, repay and reborrow Revolving Credit Loans at any time or from time to time until the Revolver Maturity Date or the earlier termination of the Revolving Credit Commitment.

         2.2 Revolving Credit Note. The Revolving Credit Loans shall be evidenced by the amended and restated note of the Borrowers in the form attached hereto as Exhibit A-1, dated the date hereof (the Revolving Credit Note ) and shall be payable with interest in accordance with Section 4 below.

         2.3 Requests For Revolving Credit Loans. Whenever a Borrower desires to obtain a Revolving Credit Loan or to convert an outstanding Revolving Credit Loan from one Type to another, it shall notify the Bank in accordance with the provisions of Section 4.6 below. Subject to the terms and conditions hereof, the Bank will make the proceeds of such Revolving Credit Loan available to the Borrowers by wiring the funds to such account as the Borrowers shall specify.

         2.4  Letters of Credit.  The
Borrowers may use the Revolving Credit Commitment for Letters of Credit to be issued by the Bank, provided that in each case (a) the requesting Borrower executes and delivers a letter of credit application and reimbursement agreement reasonably satisfactory to the Bank and complies with any conditions to the issuance of such Letter of Credit (including payment of any applicable fees); (b) the Bank has approved the form of such Letter of Credit; (c) the requested Letter of Credit is for a purpose permitted by Section
8.1 hereof; (d) such Letter of Credit bears an expiration date not later than one year from its date of issuance and not later than the Revolver Maturity Date; (e) the conditions set forth in
Section 6.1 shall have been satisfied as of the date of the issuance of the Letter of Credit; and (f) both before the issuance of the requested Letter of Credit and after giving effect to the issuance thereof the sum of all outstanding Revolving Credit Loans and Letter of Credit Usage shall not exceed the Revolving Credit Commitment.

         2.5  Maturity of Revolving Credit Loans. All Revolving Credit
Loans shall mature and the total unpaid principal amount thereunder shall be due and payable on the Revolver Maturity Date, at which time all amounts advanced under this Section 2 shall be immediately due and payable.

         2.6  Termination or Reduction of Commitment.


         (a)     The Revolving Credit Commitment shall
automatically terminate at 5:00 p.m. Boston time on the Revolver
Maturity Date. The Borrowers, upon notice to the Bank in accordance with Section 4.6 and the repayment in full of the outstanding principal balance of the Revolving Credit Loans (and accrued interest thereon) and the payment in full of any expenses or other fees owed by the Borrowers to the Bank under or pursuant to this Agreement, may elect to terminate the Revolving Credit
Commitment permanently. If any Letters of Credit would remain outstanding after the effective date of any such termination, in addition to the satisfaction of all other applicable terms and conditions of this Agreement, the Borrowers shall either deposit with and pledge to the Bank cash in an amount equal to 105% of the Letter of Credit Usage at the effective date of such termination, or (ii) arrange for the termination of such Letters of Credit and the return thereof to the Bank. No such termination may be reinstated.

         (b) The Borrowers may also, upon notice to the Bank in accordance with Section 4.6, reduce the Revolving Credit Commitment in integral multiples of $500,000, provided that if after giving effect to such reduction the outstanding Revolving Credit Loans would exceed the lesser of the Revolving Loans Sublimit and the Borrowing Base, the Borrowers shall, on the next Banking Day, prepay such excess principal amount together with accrued interest thereon at the applicable interest rate. If, as a result of any such reduction and after giving effect to any prepayment required by the preceding sentence, the Letter of Credit usage or the Total Revolving Credit Extensions would exceed the Revolving Credit Commitment, the Borrowers shall, as a condition precedent to any such reduction, deposit with and pledge to the Bank cash in an amount equal to 105% of such excess. No such reduction may be reinstated.

         2.7  Company as Agent for Borrowers.  Each Borrower
(other than the Company) hereby appoints the Company as its agent with respect to the receiving and giving of any notices, requests, instructions, reports, schedules, revisions, financial statements or any other written or oral communications hereunder. The Company shall keep complete, correct and accurate records of all Loans and the application of proceeds thereof, all Letters of Credit and all payments in respect of Loans and other amounts due hereunder. The
Company shall determine the allocation of proceeds of Loans among the Borrowers, subject to the terms and conditions hereof. The
Bank is hereby entitled to rely on any communications given or transmitted by the Company as if such communication were given or transmitted by each and every Borrower; provided, however, that any communication given or transmitted by any Borrower other than the Company shall be binding with respect to such Borrower. Any communication given or transmitted by the Bank to the Company shall be deemed given and transmitted to each and every Borrower.

     Section 3.  Acquisition Loans.

         3.1  Amount.  Upon the terms and subject
to conditions set forth herein, and in reliance upon the representations, warranties and covenants of the Borrowers herein, the Bank agrees to make loans (each an Acquisition Loan and collectively the Acquisition Loans ) to the Borrowers at the Borrowers request from time to time from and after the Closing Date and prior to the Acquisition Line Termination Date in an aggregate principal amount not to exceed at any one time outstanding the sum of $5,000,000 (the Acquisition Loan Commitment ), as the same may be reduced or terminated pursuant to the provisions hereof, provided, that the aggregate principal amount of outstanding

Acquisition Loans shall not at any time
exceed the Acquisition Loan Commitment. Within the foregoing limits and subject to the terms and conditions hereof, the Borrowers may borrow, repay and reborrow Acquisition Loans at any time or from time to time until the Acquisition Line Termination
Date or the earlier termination of the Acquisition Loan
Commitment.

         3.2 Acquisition Loan Note. The Acquisition Loans shall be evidenced by the amended and restated note of the Borrowers in the form attached hereto as Exhibit A-2, dated the date hereof (the Acquisition Loan Note) and shall be payable with interest in accordance with Section 4 below.

         3.3 Requests of Acquisition Loans. Whenever a Borrower desires to obtain an Acquisition Loan, it shall notify the Bank in accordance with the provisions of Section 4.6 below. Subject to the terms and conditions hereof, the Bank will make the proceeds of such Acquisition Loan available to the Borrowers by wiring the funds to such account as the Borrowers shall specify.

         3.4 Payments of Acquisition Loans. If on the Acquisition Line Termination Date no Default shall have occurred and be continuing and all of the conditions set forth in Section 6 shall have been satisfied, the aggregate unpaid principal balance of the Acquisition Loans shall be payable in thirty-six (36) equal monthly installments, payable on the first day of each month commencing with the month following the month in which the Acquisition Line Termination Date occurs.
If on the Acquisition Line Termination Date any Default shall have occurred and be continuing or any condition set forth in Section 6 shall not have been satisfied, then notwithstanding any other provision of the Loan Documents, the Borrower shall pay in full on such date the unpaid principal balance of the Acquisition Loans, together with all unpaid interest thereon and all fees and other amounts due with respect thereto.

         3.5 Termination or Reduction of Commitment. The Borrowers, upon notice to the Bank in accordance with Section 4.6 and the repayment in full of the outstanding principal balance of the Acquisition Loans (and accrued interest thereon) and the payment in full of any expenses or other fees owed by the Borrowers to the Bank under or pursuant to this Agreement, may elect to terminate the Acquisition Loan Commitment permanently. The Borrowers may also, upon notice to the Bank in accordance with Section 4.6, reduce the Acquisition Loan Commitment in integral multiples of $500,000 provided that if after giving effect to such reduction the outstanding Acquisition Loans would exceed the Acquisition
Loan Commitment, the Borrowers shall, on the next Banking Day, repay such excess principal amount together with accrued interest thereon at the applicable interest rate. No such reduction or termination may be reinstated.


     Section 4  Interest Rates; Fees; Payments.

         4.1  Interest Rates.

         (a) The Borrowers agree to pay interest on the unpaid principal amount of each Loan for each day from and including the date such Loan is made to but excluding the date the principal of such Loan is paid in full at the following rates per annum:
         (i) for Loans which are Prime Rate Loans, at a rate per annum equal to the Prime Rate plus the Applicable Margin; and

        (ii) for Loans which are Eurodollar Loans, at a rate per annum equal to the Eurodollar Rate plus the Applicable Margin.

         (b) Notwithstanding the foregoing, if an Event of Default shall occur, then at the option of the Bank, the unpaid balance of Loans shall bear interest at a rate per annum equal to the Post-Default Rate, until such Event of Default is cured or waived, and any other amount payable hereunder which is not paid in full when due shall bear interest at a rate per annum equal to the Prime Rate plus 4% until such Event of Default is cured or waived.

         (c) Accrued interest on each Prime Rate Loan shall be payable monthly in arrears on the first day of each month, accrued interest on Eurodollar Loans shall be payable on the last day of each Interest Period and, if any such Interest Period is longer than three months, at intervals of three months after the first day thereof, and interest on all Loans shall be payable in any event upon the payment, prepayment or conversion thereof, but only on the principal so paid or prepaid or converted; provided that interest payable pursuant to Section 4.1(b) during the pendency of an Event of Default shall be payable from time to time on demand of the Bank. Promptly after the determination of any interest rate provided for herein or any change therein, the Bank shall notify the Borrowers thereof.

         (d)  Notwithstanding the foregoing provisions of this
Section 4.1, if at any time the rate of interest set forth in subparagraph (a) above (the Stated Rate ) exceeds the maximum non-usurious interest rate permissible for the Bank to charge commercial borrowers under applicable law (the Maximum Rate), the rate of interest charged on the Loans by the Bank hereunder shall be limited to the Maximum Rate. In the event the Stated

Rate that has theretofore been subject to the preceding sentence at any time is less than the Maximum Rate in respect of the Loans hereunder, the principal amount of the Loans shall bear interest at the Maximum Rate until the total amount of interest paid to the Bank or accrued on such Loans by the Bank hereunder equals the amount of interest which would have been paid to the Bank or accrued on the Loans by the Bank hereunder if the Stated Rate had at all times been in effect. In the event that upon payment in full of all amounts payable hereunder, the total amount of interest paid to the Bank under the terms of this Agreement is less than the total amount of interest which would have been paid to the Bank or accrued on the Loans if the Stated Rate had at all times been in effect, then the Borrowers shall, to the extent permitted by applicable law, pay to the Bank an amount equal to the difference between (a) the lesser of (i) the amount of interest which would have accrued on the Loans if the Maximum Rate had at all times been in effect or (ii) the amount of interest which would have accrued on the Loans if the Stated Rate had at all times been in effect and (b) the amount of interest actually paid to the Bank or accrued on the Loans under this Agreement. In the event the Bank ever receives, collects or applies as interest any sum in excess of the Maximum Rate, such excess amount shall be applied to the reduction of the principal balance of the Loans or to other amounts (other than interest) payable hereunder, and if no such principal is then outstanding, such excess or part thereof remaining shall be paid to the Borrowers.

         4.2  Commitment Fee.  The
Borrowers shall pay to the Bank quarterly in arrears on the first day of each quarter a commitment fee on the unutilized portion of the Commitment for the preceding quarter at a rate per annum determined pursuant to Schedule 1 attached hereto.

         4.3 Letter of Credit Fees. Upon the issuance of each Letter of Credit, the Borrowers shall pay to the Bank an issuance fee of $175 and a standby commission equal to 1.00% of the total face amount of such Letter of Credit. The Borrowers shall pay to the Bank an amendment fee of $85 for each amendment to any Letter of Credit, and a transfer fee of $100 for each transfer of any Letter of Credit.

         4.4  Facility Fee.  The Borrowers
shall pay to the Bank a one-time facility fee of $25,000.  The
Bank hereby acknowledges that all of such facility fee has previously been paid to the Bank.

         4.5  Late Fee.  Without limiting any
of the Bank s other rights hereunder or by law, if any Loan or any portion thereof or any interest thereon or any other payment due hereunder or under any other Loan Document is not paid within ten

(10) days after the same is due (such due date to be determined without regard to any grace periods), the Borrowers shall pay to the Bank on demand a late fee equal to five percent (5%) of the amount of the payment due.

         4.6  Certain Notices.  Notices
to the Bank of conversions and prepayments of Loans, of the duration of Interest Periods and of termination or reduction of Commitments shall be irrevocable and shall be effective only if received by the Bank not later than 12:00 noon Boston time on the number of Banking Days prior to the date of the borrowing, conversion, prepayment, termination or reduction specified below:

                               Number of Banking
                               Days Prior Notice
     Borrowings or prepayment
     of Prime Rate Loans                      0

     Borrowings of, prepayment
     of, conversion into, or
     duration of Interest Periods
     for Eurodollar Loans                     3

     Termination or reduction                 2
     of Commitments


Each notice of borrowing, conversion or prepayment shall specify the amount, the Type of the Loan to be borrowed, converted or prepaid, the date of borrowing, conversion or prepayment (which shall be a Banking Day in the case of the prepayment of a Prime Rate Loan, or a Working Day in the case of the conversion or prepayment of a Eurodollar Loan) and, in the case of Eurodollar Loans, the duration of the Interest Period therefor (subject to the definition of Interest Period). Each such notice of duration of an Interest Period shall specify the Loans to which such Interest Period is to relate. In the event that the Borrowers fail to select the duration of any Interest Period for any Eurodollar Loan within the time period and otherwise as provided in this Section 4.6, such Eurodollar Loan will be automatically converted into a Prime Rate Loan on the last day of the then current Interest Period for such Eurodollar Loan or (if outstanding as Prime Rate Loans) will remain as, or (if not then outstanding) will be made as Prime Rate Loans.

         4.7 Minimum and Maximum Amounts. Each borrowing, conversion and prepayment of principal of Revolving Credit Loans shall be in an aggregate principal amount equal to (a) in the case of Eurodollar Loans, $250,000 or a larger multiple of $100,000, and (b) in the case of Prime Rate Loans, $50,000 or an integral multiple thereof (conversions or prepayments of

Revolving Credit Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods, at the same time hereunder shall be deemed separate conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period); provided that any payment or prepayment in full of the Loans may be in the aggregate outstanding principal amount thereof.

         4.8  Computations.  All interest
and fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable.

         4.9 Manner and Place of Payment. All payments under this Agreement shall be made not later than 2:00 p.m. (Boston Time) on the date when due and shall be made in immediately available funds at the Office of the Bank or by the Borrowers check drawn on the depositary account(s) maintained by the Borrowers with the Bank payable to the Bank or its order. All payments shall be made without setoff, counterclaim, withholding or reduction of any kind whatsoever.

         4.10 Payments Due on Saturdays, Sundays and Holidays. Whenever any payment to be made hereunder or under the Notes shall be due on a day which is not a Banking Day, such payment may be made on the next succeeding Banking Day, and such extension of time shall be included in computing any interest or fees due.

         4.11  Additional Costs.  (a) The Borrowers shall pay to the
Bank from time to time such
amounts as the Bank may determine to be necessary to compensate it for any costs incurred by the Bank which the Bank determines are attributable to its making or maintaining of any Eurodollar Loans hereunder or its obligation to make any of such Loans hereunder, or any reduction in any amount receivable by the Bank hereunder in respect of any Eurodollar Loan or such obligation (such increases in costs and reductions in amounts receivable being herein called
Additional Costs), in each case resulting from any Regulatory
Change which:

     (i) changes the basis of taxation of any amounts payable to the Bank under this Agreement or the Notes in respect of any Eurodollar Loan; or

    (ii) imposes or modifies any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, the Bank (including any Eurodollar Loan or any deposits referred to in the definition of Eurodollar Rate below).

The Bank will notify the Borrowers of any event occurring after the date of this Agreement which will entitle the Bank to compensation pursuant to this Section as promptly as practicable after it obtains knowledge thereof and determines to request such compensation. The Bank will furnish the Borrowers with a statement, in reasonable detail, setting forth the basis and amount of each request by the Bank for compensation under this Section.

         (b) Without limiting the effect of the foregoing provisions of this Section, in the event that, by reason of any Regulatory Change, the Bank either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of the Bank which includes deposits by reference to which the interest rate on Eurodollar Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of the Bank which includes Eurodollar Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if the Bank so elects by notice to the Borrowers, the obligation of the Bank to make Eurodollar Loans hereunder shall be suspended until the date such Regulatory Change ceases to be in effect.

         (c) Determinations and allocations by the Bank for purposes of this Section of the effect of any Regulatory Change on its costs of maintaining its obligations to make Eurodollar Loans or of making or maintaining Eurodollar Loans or on amounts receivable by it in respect of Eurodollar Loans, and of the additional amounts required to compensate the Bank in respect of any Additional Costs, shall be conclusive absent manifest error, provided that such determinations and allocations are made on a reasonable basis.

         4.12 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if, with respect to any Eurodollar Loans, the Bank determines (which determination shall be conclusive) that the relevant rates of interest referred to in the definition of Eurodollar Rate upon the basis of which the rates of interest for any Eurodollar Loan are to be determined do not accurately reflect the cost to the Bank of making or maintaining such Eurodollar
Loans for the Interest Period therefor, then the Bank shall promptly notify the Borrowers, and so long as such condition remains in effect, the Bank shall be under no obligation to convert Prime Rate Loans into Eurodollar Loans and the Borrowers shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Eurodollar Loans or convert such Eurodollar Loans into Prime Rate
Loans.

         4.13  Illegality.  Notwithstanding
any other provision of this Agreement to the contrary, in the event that it becomes unlawful for the Bank or its Eurodollar Lending Office to (a) honor its obligation to make Eurodollar Loans hereunder, or (b) maintain Eurodollar Loans hereunder, then the Bank shall promptly notify the Borrowers thereof (identifying the illegality in question in reasonable detail) and the Bank's obligation to make Eurodollar Loans hereunder shall be suspended until such time as the Bank may again make and maintain Eurodollar Loans.

         4.14 Substitute Prime Rate Loans. If the obligation of the Bank to make
Eurodollar Loans shall be suspended pursuant to Section 4.11, 4.12 or 4.13 hereof, all Loans which would otherwise be made by the Bank as Eurodollar Loans shall be made instead as Prime Rate Loans (and, if an event referred to in Section 4.11(b) has occurred and the Bank so requests, by notice to the Borrowers, each Eurodollar Loan of the Bank then outstanding shall be automatically converted into a Prime Rate Loan on the date specified by the Bank in such notice) and, to the extent that Eurodollar Loans are so made as (or converted into) Prime Rate Loans, all payments of principal which would otherwise be applied to such Eurodollar Loans shall be applied instead to such Prime Rate Loans.

         4.15  Compensation.  If any
payment, prepayment or conversion of a Eurodollar Loan occurs on a date other than the last day of an Interest Period for such Loan, the Borrowers shall pay to the Bank, upon the request of the Bank, as compensation for any loss, cost or expense incurred by the Bank as the result of such payment, prepayment or conversion, an amount (if a positive number) equal to:


                  A  x  (B-C)  X    D
              ------------------
             360

where:

 A equals the principal amount of the Eurodollar Loan so paid, prepaid or converted (the Affected Eurodollar Loan);

 B equals the Eurodollar Rate (expressed as a decimal) applicable to the Affected Eurodollar Loan;

 C equals the applicable Eurodollar Rate (expressed as a decimal) in effect on or about the date of such payment, prepayment or conversion, for deposits in an amount equal approximately to the principal amount of the Affected Eurodollar Loan with an Interest Period (the Remaining Interest Period ) beginning on the date of such payment, prepayment or conversion to but excluding the last day of the existing Interest Period; and

 D  equals the number of days in the Remaining Interest
Period;

and any other out-of-pocket loss or expense (including any internal processing charge customarily charged by the Bank) suffered by the Bank in liquidating deposits prior to maturity in amounts which correspond to the principal amount of the Affected Eurodollar Loan; provided that the Bank shall have delivered to the Borrowers a certificate, in reasonable detail, as to the amount of such loss and expense along with the basis for calculation thereof.

         4.16  Capital Adequacy.  If
the Bank shall determine that the applicability of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled International Convergence of Capital Measurement and Capital Standards , or the adoption after the date hereof of any other applicable law, rule, regulation or guideline regarding capital adequacy, or any change in the foregoing or in the enforcement, interpretation or administration thereof by any Governmental Authority charged with the enforcement, interpretation or administration thereof, or compliance by the Bank or any Person controlling the Bank (a Parent ) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority, has or would have the effect of reducing the rate of return on capital of the Bank or its Parent as a consequence of the Bank's obligations hereunder to a level below that which the Bank (or its Parent) could have achieved but for such applicability, adoption, change or compliance (taking into consideration the policies of the Bank (or its Parent) with respect to capital adequacy) by an amount reasonably deemed by the Bank to be material, then from time to time, within the second Banking Day after demand by the Bank, the Borrowers shall pay to the Bank such additional amount or amounts as will compensate the Bank for such reduction, and if such amount is not paid within thirty days after such demand, then the Borrowers shall also pay interest on each such amount from the thirtieth day after such demand until payment in full thereof (as well after as before judgement) at the Post-Default Rate. A statement of the Bank, in reasonable detail, claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive absent manifest error; provided that the determination thereof is made on a reasonable basis. In determining such amount, the Bank may use any reasonable averaging and attribution methods.

         4.17 Optional Prepayments. The Borrowers shall have the right to prepay the
Loans in whole or in part and to convert Loans of one Type into another Type, without premium or penalty, at any time and from time to time, provided that (i) at the time of the prepayment in full of all Extensions of Credit, the Borrowers shall pay all interest accrued on the amount prepaid; (ii) the Borrowers shall give the Bank notice of such prepayment as provided in Section
4.6; (iii) Eurodollar Loans may be converted into Prime Rate Loans only on the last day of an Interest Period thereof; and (iv) the Bank shall be paid, at the time of any prepayment of a Eurodollar
Loan that is being prepaid on other than the last day of an Interest Period therefor, the amount provided for in Section 4.15.

     Section 5  Security.

         5.1  Security Interests.

         (a) The Borrowers agree to grant to the Bank on the Closing Date a security interest in, and a lien on, all right, title and interest of the Borrowers in and to substantially all the assets of the Borrowers (other than the Excluded Property) and to enter into a security agreement in favor of the Bank in the form of Exhibit B hereto (the Security Agreement ) in order to secure payment and performance of the Borrowers Obligations to the Bank under this Agreement, the Notes and the other Loan Documents.

         (b) In order to secure payment and performance of the Borrowers Obligations, the Borrowers agree to enter into a cash collateral pledge agreement in the form of Exhibit C attached hereto (the Cash Collateral Pledge Agreement ) and to deliver and pledge to the Bank, and to maintain in pledge so long as any Obligations are outstanding, cash, certificates of deposit with the Bank and marketable securities acceptable to the Bank in an aggregate amount of $4,000,000 (the value of any marketable securities to be determined by the Bank as provided in the Cash Collateral Pledge Agreement).

         (c) The Borrowers agree to enter into stock pledge agreements in favor of the Bank in the form of Exhibit D attached hereto (the Stock Pledge Agreements ) and to deliver and pledge to the Bank all outstanding capital stock of all present and future Subsidiaries of the Company.

     Section 6   Conditions Precedent.

         6.1  Conditions to all Loans and Letters of
Credit.
The Bank shall not be obligated to make any of the Loans to the Borrowers or to issue any Letter of Credit hereunder until the following conditions have been satisfied:

         (a)  This Agreement, the Notes and the Security
Instruments. This Agreement, the borrowings hereunder, the Notes, the Security Instruments and all transactions contemplated by this Agreement and the Security Instruments shall have been duly authorized by the Borrowers. The Borrowers shall have duly executed and delivered to the Bank this Agreement, the Notes and the Security Instruments to the Bank in form and substance satisfactory and its counsel.

         (b) No Default. On the date hereof and on the date of making each Extension of Credit, no Default or Event of Default shall have occurred and be continuing.

         (c)  Correctness of Representations.  On the Closing
Date and on the date of each Extension of Credit, all representations and warranties made by the Borrowers in Section 7 below or otherwise in writing in connection herewith shall be true and correct with the same effect as though such representations and warranties had been made on and as of today's date, except that representations and warranties expressly limited to a certain date shall be true and correct as of that date.

         (d)  Opinion of Counsel for the Borrowers.  On the
Closing Date, the Bank shall have received the favorable opinion of counsel to the Borrowers, in form and substance reasonably satisfactory to the Bank and its counsel.

         (e) Approvals. On the Closing Date and on the date of each Extension of Credit, all necessary consents, approvals, licenses, permissions, registrations or validations of any Governmental Authority or any other Person required for the execution, delivery, performance or carrying out of the provisions of this Agreement, the Notes and the Security Instruments, or for the validity or enforceability of the obligations incurred thereunder (other than the filing of financing statements as required under subparagraph (f) below), shall have been obtained and shall be in full force and effect and copies thereof certified by a duly authorized officer of the Borrowers to such effect shall have been delivered to the Bank.

         (f) Filing of Financing Statements, etc. On or before the Closing Date, financing statements or other appropriate documentation relating to the security interests and rights granted pursuant to the Security Instruments, executed and delivered by the Borrowers to the Bank, shall have been duly recorded or filed in such manner and in such places as is required by law (including, pursuant to the UCC) to establish, preserve, protect, and perfect such security interests and rights; and all taxes, fees and other charges in connection with the execution, delivery and filing of this Agreement and such financing statements and other appropriate documentation shall have been duly paid.

         (g) Supporting Documents. On or before the date hereof, there shall have been delivered to the Bank the following supporting documents:

         (i) legal existence and corporate good standing certificates with respect to each of the Borrowers dated as of a recent date issued by the appropriate
Secretary of State or other official;

        (ii) certificates dated as of a recent date with respect to the due qualification of each of the Borrowers to do business in each jurisdiction where the failure to be so qualified would have a Material Adverse Effect, issued by the Secretary of State of each such jurisdiction;

       (iii) copies of the corporate charters of each of the Borrowers, certified by the appropriate Secretary of State or other officials, as in effect on the date hereof;

        (iv)     a certificate of the Secretary or Assistant
Secretary of each of the Borrowers certifying as to
(a) the By-Laws of the Borrowers, as in effect on the date hereof; (b) the incumbency and signatures of the officers of the Borrowers who have executed any documents in connection with the transactions contemplated by this Agreement; and (c) the resolutions of the Boards of Directors of the Borrowers authorizing the execution, delivery and performance of this Agreement and the making of the Loans hereunder, and the execution and delivery of the Notes; and

         (v) all other information and documents which the Bank or its counsel may reasonably request in connection with the transactions contemplated by this Agreement.

         (h) Compliance and Borrowing Base Certificates. The Borrowers shall have furnished to the Bank a Compliance Certificate in the form of attached Exhibit F appropriately completed and signed by a Responsible Officer of the Borrowers, and to the extent the Borrowers are requesting an Extension of Credit on the date hereof, a Borrowing Base Certificate in the form of Exhibit G hereto appropriately completed and signed by a Responsible Officer of the Borrowers, each of which certificates shall reflect compliance by the Borrowers with the requirements of this Credit Agreement as of the date thereof.

         (i) Litigation. No litigation, arbitration, proceeding or investigation shall be pending or, to the knowledge of the Borrowers or the Principals, threatened against any Borrower or any Subsidiary of a Borrower which, in the sole judgement of the Bank, might have a Material Adverse Effect.

         (j) Legal Matters. All documents and legal matters incident to the transactions contemplated by this Agreement shall be reasonably satisfactory to Sullivan & Worcester LLP, special counsel for the Bank.

         (k) IPO Proceeds. The Company shall have received at least $15,000,000 in net proceeds from its initial public offering.

         6.2 Conditions to Acquisition Loans. In addition to the conditions set forth in
Section 6.1 above, the Bank shall not be obligated to make any Acquisition Loan until the following conditions have been satisfied:

         (a) The Company to be Acquired. Each company, business or Person to be acquired with the proceeds of an Acquisition Loan shall be engaged in a line of business similar to the then current businesses of the Borrowers and shall have demonstrated positive cash flow for the preceding twelve months;

         (b) Compliance. The Borrowers shall have demonstrated, to the reasonable satisfaction of the Bank, that on a pro-forma basis and after giving effect to the proposed acquisition the Borrowers will be in compliance with the financial covenants set forth in Section 10 hereof;

         (c) No Default. Immediately before the making of the requested Acquisition Loan and after giving effect thereto and to the proposed acquisition, no Default or Event of Default shall have occurred and be continuing;

         (d) Consents. All necessary consents, approvals, licenses, permissions, registrations or validations of any Governmental Authority or any other Person required for the consummation of the proposed acquisition shall have been obtained and shall be in full force and effect;

         (e) Bank Approval. The Bank shall have approved any individual proposed acquisition where (i) the acquisition price exceeds $2,000,000, and (ii) all proposed acquisitions after the aggregate consideration for all acquisitions has exceeded $2,500,000 in any calendar year, such approval not to be unreasonably withheld or delayed beyond thirty (30) days after receipt by the Bank of all documents and information referred to in Section 6.2(g) below;

         (f) Adherence to Credit Agreement. Each new Subsidiary of a Borrower formed to make such acquisition and each Person to be acquired which becomes a Subsidiary of a Borrower shall agree to become a party to this Agreement as a Borrower hereunder, shall agree to assume all Obligations and shall have executed such instruments in connection therewith as the Bank and its counsel shall reasonably request;

         (g) Supporting Documents. The Bank and its counsel shall have received copies of the acquisition agreement and such other documents and information relating to the proposed acquisition as the Bank or its counsel may reasonably request. Upon request of the Borrowers, the Bank will enter into a confidentiality agreement regarding such documents and information, provided such confidentiality agreement is in form and substance reasonably satisfactory to the Bank.

         6.3 Condition to Revolving Credit Loans. In addition to the conditions set forth in Section 6.1 above, the Bank shall not be obligated to make any Revolving Credit Loan until the Borrower shall have furnished to the Bank accounts receivable agings and other collateral reports in form and substance reasonably satisfactory to the Bank.

         6.4 Satisfaction of Conditions. Each request by the Borrowers for any Extension of
Credit hereunder shall constitute a representation and warranty by the Borrowers to the Bank that all of the conditions specified in this Section 6 have been complied with as of the time of any such Extension of Credit.

     Section 7 Representations and Warranties.

     In order to induce the Bank to enter into this Agreement and to make the contemplated Extensions of Credit, the Borrowers hereby represent and warrant as follows (except to the extent qualified by supplemental disclosure set forth on Schedule A hereto) and the following representations and warranties (to the extent so qualified, if any) shall survive the execution and delivery of this Agreement and the Notes:

         7.1  Corporate Status.  Each
of the Borrowers is a duly organized and validly existing corporation in good standing under the laws of its jurisdiction of incorporation as set forth on Schedule A hereto and is duly qualified or licensed as a foreign corporation in good standing in each jurisdiction in which the failure to do so would have a Material Adverse Effect.

         7.2  No Violation.  Neither the
execution, delivery or performance of this Agreement or any other Loan Document, nor consummation of the contemplated transactions will contravene any law, statute, rule or regulation to which the Borrowers are subject or any judgment, decree, franchise, order or permit applicable to the Borrowers, or will conflict or be inconsistent with or will result in any breach of, or constitute a default under, or result in or require the creation or imposition of any Lien (other than the liens created by the Security Instruments) upon any of the property or assets of the Borrowers pursuant to, any Contractual Obligation of the Borrowers, or violate any provision of the corporate charters or by-laws of the Borrowers.

         7.3 Corporate Power and Authority. The execution, delivery and performance of this Agreement and the other Loan Documents are within the corporate powers of the Borrowers and have been duly authorized by all necessary corporate action.

         7.4  Enforceability.  This
Agreement and each other Loan Document constitutes valid and binding obligations of the Borrowers enforceable against the Borrowers in accordance with its terms, except as be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally and subject to general principles of equity, whether applied in a court of equity or at law.

         7.5 Consents or Approvals. No order, permission, consent, approval, license, authorization, registration or validation of, or filing with, or exemption by, any Governmental Authority or any other Person is required to authorize, or is required in connection with, the execution, delivery and performance of this Agreement or any other Loan Document by the Borrowers, or the taking of any action contemplated hereby or thereby, except for the filing of UCC-1 financing statements in the appropriate UCC filing offices listed on the Perfection Certificate (as defined in the Security Agreement).

         7.6  Financial Statements.
(a) The Company has furnished the Bank with complete and correct copies of the audited consolidated balance sheet of the Company and its Subsidiaries as of the December 31, 1995, and the related audited consolidated statements of income and of cash flows for the fiscal year of the Company and its Subsidiaries ended on such date, examined by the Accountants. Such financial statements (including the related schedules and notes) fairly present the consolidated financial condition of the Company and its Subsidiaries as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended.

         (b) Neither the Borrowers nor any of their Subsidiaries have any material liabilities, contingent or otherwise, including liabilities for taxes or any unusual forward or longterm commit ments or any Guarantee, which are not disclosed by or included in the above-referenced financial statements or the accompanying notes and there are no unrealized or anticipated losses from any unfavorable commitments of the Borrowers or any of their Subsidiaries which may have a Material Adverse Effect. During the period from the Financial Statements Date to the date hereof: (i) there has been no sale, transfer or other disposition by the Borrowers or any of their Subsidiaries of any material part of their business or property and no purchase or other acquisition of any business or property (including any capital stock of any Person) material in relation to the consolidated financial condition of the Borrowers and their Subsidiaries at the Financial Statements Date; and (ii) neither the Borrowers nor any of their Subsidiaries have made a Restricted Payment, or agreed or com mitted to make a Restricted Payment.

         (c) The Borrowers have and, after giving effect to the Loans to be made on the Closing Date, will have, assets (both tangible and intangible having a fair saleable value in excess of the amount required to pay the probable liability on their then existing debts (whether matured or unmatured, liquidated or unliquidated, fixed or contingent); the Borrowers have and will have access to adequate capital for the conduct of their business and the discharge of their debts incurred in connection therewith as such debts mature; the Borrowers were not insolvent immediately prior to the making of the Loans on the Closing Date and immediately after giving effect thereto, the Borrowers will not be insolvent.

         (d) All the above-referenced financial statements (including the related schedules and notes) have been prepared in accordance with GAAP applied consistently throughout the periods involved (except as approved by the Accountants and disclosed therein and, in the case of interim financial statements, subject to normal year-end adjustments and the absence of footnotes and schedules).

         7.7  No Material Change.
Since the Financial Statements Date there has been no development or event, or to the best knowledge of the Borrowers, any prospective development or event, which has had or could reasonably be anticipated to have a Material Adverse Effect.

         7.8  Litigation. There are no
actions, suits or proceedings pending or threatened against or affecting the Borrowers or any of their Subsidiaries which in any one case or in the aggregate, if determined adversely to the interests of such party, could reasonably be anticipated to have a Material Adverse Effect.

         7.9 Compliance with Other Instruments; Compliance with Law. Neither the Borrowers nor any of their Subsidiaries are (after taking into account applicable cure periods) in default under any Contractual Obligation (including any Contractual Obligation relating to any Indebtedness of the Borrowers) where such default could reasonably be anticipated to have a Material Adverse Effect. Neither the Borrowers nor any of their Subsidiaries are in default and or in violation of any applicable statute, rule, writ, injunction, decree, order or regulation of any Governmental Authority having jurisdiction over the Borrowers or their Subsidiaries which default or violation could reasonably be anticipated to have a Material Adverse Effect.

         7.10  Subsidiaries.  The
Borrowers do not have any Subsidiaries except as set forth on attached Schedule A.

         7.11 Investment Company Status; Limits on Ability to Incur Indebtedness. None of the Borrowers is an investment company or a company controlled by an investment company within the meaning of the Investment Company Act of 1940, as amended. None of the Borrowers is subject to regulation under any Federal or State statute or regulation which limits its ability to incur Indebtedness.

         7.12  Title to Property.
The Borrowers have good and marketable title to all of their properties and assets, including the properties and assets reflected in the consolidated balance sheet of the Borrowers as of the Financial Statements Date, except such as have been disposed of since that date in the ordinary course of business, and none of such properties or assets is subject to any Lien except for (a) Permitted Liens, or (b) a defect in title or other claim other than defects and claims that, in the aggregate, would have no Material Adverse Effect. The Borrowers enjoy peaceful and undisturbed possession under all leases necessary in any material respect for the operation of their properties and assets and no material default exists under such leases (after taking into account applicable cure periods under said leases). All such leases are valid and subsisting and are in full force and effect.

         7.13  ERISA.  The Borrowers and each
member of the Controlled Group have fulfilled their obligations under the minimum funding standards of ERISA and the Code with respect to each Plan and are in compliance in all material respects with the presently applicable provisions of ERISA and the Code, and have not incurred any liability to the PBGC or a Plan under Title IV of ERISA (other than to make contributions or premium payments in the ordinary course).

         7.14  Taxes.  All tax returns of the
Borrowers and their Subsidiaries required to be filed have been timely filed, all material taxes, fees and other governmental charges (other than those being contested in good faith by appropriate proceedings diligently conducted and with respect to which adequate reserves have been established and, in the case of ad valorem taxes or betterment assessments, no proceedings to foreclose any lien with respect thereto have been commenced and, in all other cases, no notice of lien has been filed or other action taken to perfect or enforce such lien) shown thereon which are payable have been paid. The charges and reserves on the books of the Borrowers and their Subsidiaries for all income and other taxes are adequate, and the Borrowers know of no additional assessment or any basis therefor. The Federal income tax returns of the Borrowers and their Subsidiaries have not been audited within the last three years, all prior audits have been closed, and there are no unpaid assessments, penalties or other charges arising from such prior audits.

         7.15 Environmental Matters. (a) The Borrowers and all of their Subsidiaries have obtained all Governmental Approvals that are required for the operation of their business under any Environmental Law, except where the failure to so obtain a Governmental Approval would not have a Material Adverse Effect.

         (b) The Borrowers and all of their Subsidiaries are in compliance with all terms and conditions of all required
Governmental Approvals and are also in compliance with all terms and conditions of all applicable Environmental Laws, noncompliance with which would have a Material Adverse Effect.

         (c) There is no civil, criminal or administrative action, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter pending or, to the best knowledge of the Borrowers threatened against the Borrowers or any of their Subsidiaries relating in any way to the Environmental Laws, and there is no Lien of any private entity or Governmental Authority against any property of the Borrowers or any Subsidiary thereof relating in any way to the Environmental Laws.

         (d) There has been no claim, complaint, notice, or request for information received by the Borrowers with respect to any site listed on the National Priority List promulgated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ( CERCLA ) 42 USC sec. 9601 et seq. or any state list of sites requiring investigation or cleanup with respect to contamination by Hazardous Substances.

         (e) To the best of the Borrowers knowledge, there has been no release or threat of release of any Hazardous Substance at any Borrower Group Property which would likely result in liability being imposed upon the Borrowers or any Subsidiary thereof, which liability would have a Material Adverse Effect.

         7.16 Intellectual Property. The Borrowers own or license such copyrights, patents, trademarks and similar rights ( Intellectual Property ) as are necessary for the conduct of their respective businesses as now conducted, without any known conflict with the rights of others which would have a Material Adverse Effect. Following the occurrence and during the continuance of an Event of Default, the Borrowers shall, upon the request of the Bank, make reasonably diligent efforts to prepare and deliver to the Bank a reasonably detailed listing of all such Intellectual Property, provided that nothing herein shall require the registration of any such Intellectual Property.

         7.17  Borrowing Base.  After
giving effect to any Extensions of Credit to be made as of the date hereof under this Agreement, (a) the aggregate amount of all outstanding Revolving Credit Loans under this Agreement does not exceed the lesser of (i) the Revolving Loan Sublimit and (ii) the Borrowing Base on the date hereof, and (b) the sum of all outstanding Revolving Credit Loans and Letter of Credit Usage do not exceed the Revolving Credit Commitment.

     Section 8  Affirmative Covenants.

     The Borrowers covenant and agree that for so long as this Agreement is in effect and until the Notes, together with all interest thereon and all other Obligations of the Borrowers to the Bank are paid or satisfied in full:

         8.1  Use of Proceeds.  The
Borrowers shall use (i) the proceeds of Revolving Credit Loans for the working capital purposes of the Borrowers, (ii) the Letters of Credit for the benefit of the Borrowers workers compensation insurance carriers, and (iii) the proceeds of Acquisition Loans for acquisitions of Persons or businesses engaged in a line of business similar to the then current businesses of the Borrowers. Without limiting the foregoing, no part of such proceeds will be used for the purpose of purchasing or carrying any margin security as such term is defined in Regulation U of the Board of Governors of the Federal Reserve System.

         8.2  Conduct of Business; Maintenance of
Existence.
Each of the Borrowers will, and will cause of each of its Subsidiaries to, continue to engage in the business in which they are engaged and maintain its existence and comply with all applicable statutes, rules and regulations and remain duly qualified as a foreign corporation, licensed and in good standing in each jurisdiction where such qualification or licensing is required by the nature of its business, the character and location of its property, business, or the ownership or leasing of its property, except where such noncompliance or failure to so qualify would not have a Material Adverse Effect, and each of the Borrowers will maintain its properties in good operating condition, and continue to conduct its business as presently conducted.

         8.3 Compliance with Laws. The Borrowers will, and will cause each of their Subsidiaries to, comply in all material respects with all applicable laws, ordinances, rules, regulations and requirements of Governmental Authorities, except where the necessity of compliance therewith is being contested in good faith by appropriate proceedings.

         8.4  Insurance.  Each of the
Borrowers will maintain insurance with financially sound and reputable insurance companies in such amounts and against such risks as is usually carried by owners of similar businesses and properties in the same general areas in which such Borrowers and its Subsidiaries operate, provided that in any event the Borrowers and their Subsidiaries shall maintain or cause to be maintained
(a) insurance against casualty, loss or damage covering all property and improvements of the Borrowers and their Subsidiaries in amounts and in respect of perils usually carried by owners of similar businesses and properties in the same general areas in which Borrowers and their Subsidiaries operate; (b) comprehensive general liability insurance against claims for bodily injury, death or property damage; and (c) workers' compensation insurance to the extent required by applicable law. In the case of policies referenced in clauses (a) (except for property insurance on the Excluded Property) and (b) above, all such insurance shall (i) name the Borrowers and the Bank as loss payees and additional insureds as their interests may appear; (ii) provide that no termination, cancellation or material reduction in the amount or material modification to the extent of coverage shall be effective until at least 30 days after receipt by the Bank of notice thereof; and (iii) be reasonably satisfactory in all other respects to the Bank.

         8.5 Financial Statements, Etc. The Borrowers will furnish to the Bank:

         (a) within forty-five (45) days after the end of each fiscal quarter of the Borrowers (other than the fourth quarter), the unaudited consolidated and consolidating balance sheet and income statement and statement of cash flows of the Borrowers and their Subsidiaries as at and for the three-month period ended on the last day of such fiscal quarter, accompanied by a certificate of a Responsible Officer of the Borrowers to the effect that such financial statements fairly present the consolidated financial condition of the Borrowers and their Subsidiaries as of the end of such fiscal quarter, and the consolidated results of their operations and their consolidated cash flows for such fiscal quarter, in each case in accordance with GAAP (except for the absence of footnotes) consistently applied (subject to normal year-end audit adjustments);

         (b) within one hundred twenty (120) days after the last day of each fiscal year of the Borrowers, the audited consolidated balance sheet and income statement and statement of cash flows of the Borrowers and their Subsidiaries as at and for the fiscal year then ended, certified by the Accountants (the substance of such report to be reasonably satisfactory to the Bank), together with an actuarial review detailing the calculations of workers compensation reserves for claims and a certificate of a Responsible Officer of the Borrowers to the effect that such financial statements fairly present the consolidated financial condition of the Borrowers and their Subsidiaries as of the end of such fiscal year and the consolidated results of their operations for such fiscal year, in each case in accordance with GAAP. Said financial statements shall indicate all guarantees or unusual forward or long-term commitments made by the Borrowers or any Subsidiaries thereof. Such audited financial statements for each fiscal year shall be accompanied by unaudited consolidated and consolidating financial statements of the type described above.

         (c) at the time of the delivery of the quarterly and yearly financial statements required by Sections 8.5(a) and (b) above, a Compliance Certificate signed by a Responsible Officer of the Borrowers in the form attached to this Agreement as Exhibit F, appropriately completed;

          (d) within fifteen (15) days after the end of each fiscal month of the Borrowers, (i) a list of the accounts receiv able aging for the Borrowers as of the end of such month in such form as the Bank may prescribe, all in reasonable detail and (ii) a Borrowing Base Certificate signed by a Responsible Officer of the Borrowers in the form attached to this Agreement as Exhibit G appropriately completed;

         (e) copies of any management letter provided by the Accountants to the Borrowers;

         (f) promptly upon becoming aware of any litigation or other proceeding against the Borrowers or any of their Subsidiaries that could reasonably be expected to have a Material
Adverse Effect, notice thereof;

         (g) within thirty (30) days prior to the commencement of each fiscal year of the Borrowers, a copy of the consolidated operating budget, including, without limitation, projections of the anticipated cash flow of the Borrowers and their Subsidiaries for such fiscal year and a statement of the assumptions on which such budget was prepared;

         (h) promptly following the request of the Bank, such further information concerning the business, affairs and financial condition or operations of the Borrowers and their Subsidiaries as the Bank may reasonably request;

         (i) promptly upon the mailing thereof to the shareholders of the Borrowers generally, copies of all financial statements, reports, proxy statements and other materials; and

         (j) promptly upon the filing thereof by the Borrower with the SEC (and in any event within ten (10) days of such filing), copies of any registration statements and reports on Forms 10-K, 10-Q and 8-K (or their equivalents if such forms no longer exist).

         8.6  Notice of Default.  As
soon as practicable, and in any event, within three (3) Banking Days of becoming aware of the existence of any condition or event which constitutes a Default, the Borrowers will provide the Bank with written notice specifying the nature and period of existence thereof and what action the Borrowers is taking or proposes to take with respect thereto.

         8.7  Environmental Matters.

          (a) The Borrowers and each of their Subsidiaries shall comply with all terms and conditions of all applicable
Governmental Approvals and all applicable Environmental Laws, except where failure to comply would not have a Material Adverse
Effect.

         (b) The Borrowers shall promptly notify the Bank should the Borrowers become aware of:

     (i) any spill, release, or threat of release of any Hazardous Substance at or from any Borrower Group Property or by any Person for whose conduct the Borrowers or any Subsidiary thereof are responsible, to the extent the Borrowers are required by Environmental Laws to report such to any Governmental Authority;

     (ii) any action or notice with respect to a civil, criminal or administrative action, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter pending or threatened against the Borrowers or any Subsidiary thereof relating in any way to the Environmental Laws, or any Lien of any Governmental Authority or any other Person against any Borrower Group Property relating in any way to the Environmental Laws;

     (iii) any claim made or threatened by any Person against the Borrowers or any of their Subsidiaries or any property of the Borrowers or any of their Subsidiaries thereof relating to damage, contribution, cost recovery compensation, loss or injury resulting from any Hazardous
Substance pertaining to such property or the business or operations of the Borrowers or such Subsidiary; and

     (iv) any occurrence or condition on any real property adjoining any Borrower Group Property known to the officers or supervisory personnel of the Borrowers or any of their Subsidiaries or other employees having responsibility for the compliance by the Borrowers or any Subsidiary thereof with Environmental Laws, without any independent investigation, which does cause, or could cause, such Borrower Group Property, or any part thereof, to contain Hazardous Substances in violation of any Environmental Laws, or which does cause, or could cause, such Borrower Group Property to be subject to any restrictions on the ownership, occupancy, transferability or use thereof by the Borrowers or any of their Subsidiaries.

         (c) The Borrowers will, and will cause each of their Subsidiaries to, at their own cost and expense, and within such period as may be required by applicable law or regulation, initiate all remedial actions and thereafter diligently prosecute such action as shall be required by law for the cleanup of such Borrower Group Property, including all removal, containment and remedial actions in accordance with all applicable Environmental Laws and shall further pay or cause to be paid, at no expense to the Bank, all cleanup, administrative, and enforcement costs of applicable Government Authorities which may be asserted against such Borrower Group Property.

          8.8 Taxes and Other Liens. Each of the Borrowers will, and will cause each of its Subsidiaries to, pay when due all taxes, assessments, governmental charges or levies, or claims for labor, supplies, rent and other obligations made against it which, if unpaid, might become a Lien against such Borrower or such Subsidiary or on its property, except liabilities being contested in good faith and by proper proceedings, as to which adequate reserves are maintained on the books of such Borrower or its Subsidiaries, in accordance with GAAP.

         8.9 ERISA Information.  If and
when the Borrowers or any member of the Controlled Group (a) gives or is required to give notice to the PBGC of any reportable event (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event, (b) receives notice of complete or partial withdrawal liability under Title IV of ERISA or (c) receives notice from the PBGC under Title IV of ERISA of an intent to terminate or appoint a trustee to administer the Plan, the Borrowers shall in each such instance promptly furnish to the Bank a copy of any such notice.

         8.10  Inspection.  The Borrowers
will permit a representative of the Bank (including any field examiner or auditor retained by the Bank) to inspect and make copies of the Borrowers books and records, and to discuss their affairs, finances and accounts with their officers and accountants, at such reasonable times and places and as often as the Bank may reasonably request.

         8.11     Certain Obligations Respecting
Subsidiaries. (a) The Borrowers will, and will cause each of their Subsidiaries to, take such action from time to time as shall be necessary to ensure that the Borrowers at all times own (subject only to the Lien of the Security Instruments) all of the issued and outstanding shares of each class of stock of each of their Subsidiaries. Without limiting the generality of the foregoing, the Borrowers shall not, and shall not permit any of their Subsidiaries to, sell, transfer or otherwise dispose of any shares of stock in any Subsidiary owned by them, or permit any Subsidiary of the Borrowers to issue any shares of stock of any class whatsoever to any Person (other than to a Borrower or to another Wholly-Owned Subsidiary). In the event that any such additional shares of stock shall be issued by any Subsidiary of a Borrower, such Borrower agrees forthwith to deliver to the Bank pursuant to the Security Instruments the certificates evidencing such shares of stock, accompanied by undated stock powers executed in blank and shall take such other action as the Bank shall request to perfect the security interest created therein pursuant to the Security Instruments.

     (b) Immediately following the creation of any Subsidiary of a Borrower following the Closing Date, or the acquisition of any Person by a Borrower or any Subsidiary thereof pursuant to which such Person becomes a direct or indirect Subsidiary of a Borrower, such Borrower (i) shall cause such Subsidiary to become a party to this Agreement and the other Loan Documents as a Borrower and to execute and deliver such instruments and other documents, in form and substance satisfactory to the Bank, as the Bank shall reasonably require in order to effectuate such joinder, (ii) shall forthwith deliver to the Bank pursuant to the Security Instruments the certificates evidencing all of the issued and outstanding shares of stock of such Subsidiary, accompanied by undated stock powers executed in blank and take such other action as the Bank shall request to perfect the security interest created therein pursuant to the Security Instruments, (iii) shall provide, or cause such Subsidiary to provide, Liens upon all of its assets to secure the Obligations of the Borrowers and such Subsidiaries hereunder pursuant to Security Instruments in form and substance satisfactory to the Bank, and (iv) notify the Bank in writing of the creation or acquisition of such Subsidiary. The Borrowers shall, and shall cause the appropriate Subsidiaries of the Borrowers to, promptly (x) execute and deliver to the Bank such number of copies as the Bank may specify of documents creating such Liens, (y) do all other things which may be necessary or which the Bank may reasonably request in order to confer upon and confirm to the Bank the benefits of such security, and (z) deliver such legal opinions, certificates, evidences of corporate action or other documents as the Bank may reasonably request, all in form and substance reasonably satisfactory to the Bank, relating to the satisfaction of the Borrowers obligations under this Section.

         8.12     Intellectual Property.
The Company will promptly inform the Bank of all applications filed by the Company or any Subsidiary thereof for trademarks, patents and copyrights and of all trademarks, patents and copyrights granted on or after the date of this Agreement, and, upon the request of the Bank, will promptly execute and deliver, or cause such Subsidiary to execute and deliver, such forms of conditional assignment, mortgage, pledge and similar documents as the Bank may reasonably require so as to ensure that the security interests granted pursuant to the Security Instruments extend to and are perfected in respect of such additional trademarks, patents and copyrights.

         8.13  Further Assurances.
The Borrowers will, and will cause each of their Subsidiaries to, execute and deliver to the Bank any writings and do all things necessary, effectual or reasonably requested by the Bank to carry into effect the provisions and intent of this Agreement or any other Loan Document.

     Section 9  Negative Covenants.

     The Borrowers covenant and agree that for so long as this Agreement is in effect and until the Notes, together with all interest thereon and all other Obligations of the Borrowers to the Bank are paid or satisfied in full, without the prior written consent of the Bank:

         9.1  Transactions with Affiliates.  Except as permitted by
Section 9.8 hereof or as
set forth on Schedule A and except for transactions solely between or among Borrowers, the Borrowers will not, and will not permit any of their Subsidiaries to, directly or indirectly, pay any funds to or for the account of, make any Investment in, lease, sell, transfer or otherwise dispose of any assets, tangible or intangible, or engage in any transaction in connection with any joint enterprise or other joint arrangement with, any Affiliate of the Borrowers, unless such transaction is not prohibited by this Agreement, is for reasonable business or tax purposes, is in the ordinary course of the Borrowers' or such Subsidiary's business, and is upon fair and reasonable terms no less favorable to the Borrowers or such Subsidiary as those that could be obtained in a comparable arm's length transaction with a Person not an Affiliate.

         9.2  Consolidation, Merger or Acquisition. Neither the
Borrowers nor
any of their Subsidiaries shall merge or consolidate with or into any other Person, or make any acquisition of the business or assets of any other Person except: (i) any Subsidiary of the Borrower may merge into a Borrower or any wholly-owned Subsidiary of a Borrower; (ii) Capital Expenditures to the extent permitted by Section 10.5; (iii) Investments to the extent permitted by
Section 9.8 hereof; (iv) the purchase of office supplies and other consumable assets acquired in the ordinary course of business; and
(v) Permitted Acquisitions.  For purposes hereof a  Permitted
Acquisition is an acquisition which satisfies the following requirements: (a) if it involves a merger or consolidation, at the completion of such merger or consolidation the surviving party shall be a Borrower or a Subsidiary of a Borrower; (b) at the time of such acquisition and after giving effect thereto no Event of Default shall have occurred and be continuing; and (c) the conditions set forth in Section 6.2 hereof shall have been satisfied with respect to the proposed acquisition, except that
(x) in the case of a proposed acquisition in which (i) the total consideration to be paid by the Borrowers does not exceed
$2,000,000, (ii) the consideration consists solely of Common Stock of the Company and/or cash and/or Subordinated Debt and is not made with the proceeds of any Acquisition Loan, and (iii) the aggregate consideration paid by the Borrowers in all such acquisitions does not exceed $6,000,000 in any year, then notwithstanding the provisions of Section 6.2(e), the Bank shall be deemed to have approved such proposed acquisition unless the Bank shall have objected by notice in writing to the Company within seven (7) Business Days after the receipt by the Bank of all documents and information referred to in Section 6.2(g), and
(y) in the case of a proposed acquisition in which (i) the total consideration to be paid does not exceed $5,000,000, (ii) the consideration consists solely of capital stock of the Company or a Subsidiary of the Company, and (iii) the aggregate consideration paid by the

Company and its Subsidiaries in all such acquisitions does not exceed $10,000,000 in any year, the provisions of Section 6.2(e) shall not apply to such proposed acquisition.

         9.3 Disposition of Assets. The Borrowers shall not convey, sell, lease, transfer or otherwise dispose of any of their property, business or assets
(including, without limitation, accounts receivable and leasehold assets), whether now owned or hereafter acquired, except for (i) obsolete or worn out property disposed of in the ordinary course of business (with standard discounts); (ii) the sale of inventory in the ordinary course of business and (iii) other assets
(excluding accounts receivable which may not be disposed of), provided that the aggregate fair value of all assets disposed of pursuant to this clause (iii) in any year shall not exceed five percent (5%) of the consolidated total assets of the Borrowers as of the end of any such year.

         9.4  Indebtedness.  Neither the
Borrowers nor any of their Subsidiaries shall create, incur, assume or suffer to exist any Indebtedness, except:

     (a) Indebtedness payable to the Bank;

     (b) existing Indebtedness, including Subordinated Debt, if any, listed on Schedule A hereto;

     (c) Capital Lease Obligations in an aggregate amount not to exceed $150,000 at any one time outstanding; provided that after giving effect to the incurrence of any such Capital Lease Obligations and to the receipt and application of the proceeds thereof, no Default or Event of Default shall have occurred and be continuing;

     (d) Subordinated Debt incurred by the Borrowers after the date hereof; provided that, giving effect to the incurrence of such Subordinated Debt and to the receipt and application of the proceeds thereof, no Default shall have occurred and be continuing;

     (e) mortgage Indebtedness on the Excluded Property not to exceed $500,000 in principal amount at any one time outstanding in addition to the currently existing mortgage Indebtedness on such Excluded Property as described on Schedule A hereto;

     (f) reimbursement obligations owing to the Borrowers workers compensation insurance carriers; and

     (g) purchase money Indebtedness for the purchase price of equipment and capital assets incurred in the ordinary course of business, to the extent such purchases are permitted under Section 10.5, provided that such Indebtedness does not exceed $500,000 in principal amount in the aggregate at any time outstanding.

         9.5  Guarantees.  Neither the
Borrowers or any of their Subsidiaries shall create, incur or suffer to exist any obligations in respect of Guarantees except for:
     (a) existing Guarantees, if any, listed on Schedule A hereto;

     (b) Guarantees entered into after the date hereof in connection with Capital Lease Obligations and Indebtedness permitted under Section 9.4.

         9.6  Liens.  Neither the Borrowers nor
any of their Subsidiaries shall create, incur, assume or suffer to exist any Lien on any of its properties or assets, except the following (collectively, Permitted Liens):

     (a) Liens for taxes, fees, assessments and other governmental charges not delinquent or being contested in good faith and by proper proceedings, as to which adequate reserves are maintained on the books of the Borrowers in accordance with GAAP;

     (b)  carriers', warehousemen's, mechanics',
materialmen's or similar liens imposed by law incurred in the ordinary course of business in respect of obligations not overdue, or being contested in good faith and by proper proceedings and as to which adequate reserves with respect thereto are maintained on the books of the Borrowers in accordance with GAAP;

     (c) pledges or deposits in connection with workers' compensation, unemployment insurance and other types of social security legislation;

      (d) security deposits made to secure the performance of leases, licenses and statutory obligations incurred in the ordinary course of business;

     (e)  Liens in favor of the Bank;

     (f) existing Liens, if any, listed on Schedule A hereto; provided that no such Lien is spread to cover any additional property after the date hereof, and that the principal amount of the Indebtedness secured thereby is not increased, except to the extent permitted by Section 9.4(e) hereof; and

     (g) Liens securing Indebtedness for the purchase price of property to the extent permitted by Section 9.4(g), provided that (i) each such Lien is given solely to secure the purchase price of such property, does not extend to any other property and is given at the time of acquisition of such property, and (ii) the Indebtedness secured thereby does not exceed the lesser of the cost of such property or its fair market value at the time of acquisition.

         9.7  Restricted Payments.
Neither the Borrowers or any of their Subsidiaries shall declare or make any Restricted Payment.

         9.8  Investments.  Neither the
Borrowers or any of their Subsidiaries shall make, maintain or acquire any Investment in any Person other than:

     (a) marketable obligations issued or guaranteed by the United States of America having a maturity of one year or less from the date of purchase;

     (b) certificates of deposit, eurodollar time deposits, commercial paper or any other obligations of the Bank or of any other bank or trust company organized or licensed to conduct a banking business under the laws of the United States or any State thereof and which has (or which is a Subsidiary of a bank holding company which has) publicly traded debt securities rated A or higher by Standard & Poor's Corporation or A-2 or higher by Moody's Investors Service, Inc.);

     (c) commercial paper with maturities of not more than 90 days having the highest rating then given by Moody's Investors
Services, Inc. or Standard & Poor's Corporation;

     (d) repurchase obligations with a term of not more than seven days for underlying securities of the types described in subparagraph (a)) above entered into with the Bank or any of the banks referred to in subparagraph (b) above;

     (e) shares in money market mutual funds substantially all the assets of which are comprised of securities and other obligations of the types described in subparagraphs (a) through (d) above;

     (f) (i) depository accounts at the Bank; and (ii) depository accounts maintained at other banks;

         (g) stock or obligations issued to the Borrowers or any Subsidiary thereof in settlement of claims against others by reason of an event of bankruptcy or a composition or the readjustment of debt or a reorganization of any debtor of the Borrowers or such Subsidiary;

     (h) currently existing Investments set forth on Schedule
A; and

     (i) Investments by a Borrower (x) in another Borrower for the purpose of financing the conduct of the business of such other Borrower, or (y) in a newly formed or acquired
Subsidiary in connection with a Permitted Acquisition.

         9.9     Sale and Leaseback.
Neither the Borrowers nor any of their Subsidiaries shall enter into any arrangement, directly or indirectly, whereby it shall sell or transfer any property owned by them in order to lease such property or lease other property that the Borrowers or any such Subsidiary intends to use for substantially the same purpose as the property being sold or transferred.

          9.10  ERISA.  The Borrowers will not
permit any pension plan maintained by the Borrowers or by any member of a controlled group (ERISA sec.210(c) or ERISA sec.210(d)) of which any Borrower is a member to: (a) engage in any prohibited transaction (ERISA sec.2003(c)); (b) fail to report to the Bank a reportable event (ERISA sec.4043) within 30 days after its occurrence or as to any reportable event as to which the 30-day notice period requirement of Section sec.4043(b) of Title IV of ERISA has been waived by the PBGC, within 30 days of such time as the Borrowers is requested to notify the PBGC of such reportable event; (c) incur any accumulated funding deficiency (ERISA sec.302); (d) terminate its existence at any time in a manner which could result in the imposition of a Lien on the property of the Borrowers or any Subsidiary thereof; or (e) fail to report to the Bank any complete withdrawal or partial withdrawal by the Borrowers or an affiliate from a multiemployer plan (ERISA sec. 4203, 4205, and 4001, respectively). The quoted terms are defined in the respective sections of ERISA cited above.

         9.11  Fiscal Year.  The Borrowers
and their Subsidiaries shall not change their fiscal year without the prior written consent of the Bank.

     Section 10  Financial Covenants.

     The Borrowers covenant and agree that so long as this Agreement is in effect and until the Notes, together with all interest thereon and all other Obligations of the Borrowers to the Bank are paid or satisfied in full:

         10.1  Debt Coverage.  The
Borrowers will not permit the ratio of Funded Debt to EBITDA to exceed 2.5 to 1.0 during any four consecutive fiscal quarters, as determined at the end of each fiscal quarter for the four quarters then ended.

         10.2  Debt to Worth Ratio.
The Borrowers will not permit the ratio of Total Liabilities to Tangible Net Worth to exceed 2.5 to 1.0 at any time; provided that in computing the foregoing ratio, accounts receivable and accounts payable representing accrued payrolls shall be disregarded.

         10.3  Interest Coverage.
The Borrowers will not permit the ratio of EBIT to Interest
Expense to be less than 3.0 to 1.0 during any four consecutive fiscal quarters, as determined at the end of each fiscal quarter for the four quarters then ended.

         10.4  Fixed Charges Coverage.
The Borrowers will not permit the ratio of EBITDA to Fixed Charges during any four consecutive fiscal quarters, as determined at the end of each fiscal quarter for the four quarters then ended, to be less than (i) 1.35 to 1.00 through December 31, 1997, and (ii) 1.50 to 1.00 thereafter; provided, however, that for and during the fiscal year ending December 31, 1996, at any date of determination the amount of Capital Expenditures to be included in Fixed Charges shall be the annualized year-to-date amount of Capital Expenditures through such date of determination.

         10.5 Capital Expenditures. The Borrowers and their Subsidiaries shall not make aggregate Capital Expenditures (i) in excess of $1,000,000 during the fiscal year ended December 31, 1996, (ii) in excess of $1,250,000 during the fiscal year ended December 31, 1997, and
(iii) in excess of $1,500,000 during any fiscal year thereafter.


         10.6 Minimum Net Worth. The Borrowers shall at all times maintain consolidated Net Worth.10.6 Minimum Net Worth.
The Borrowers shall at all times maintain consolidated Net Worth; of not less than (i) the consolidated Net Worth of the Borrowers immediately following the consummation of the initial public offering by the Company of shares of its capital stock, minus (ii) $1,000,000, plus (iii) seventy-five percent (75%) of cumulative consolidated Net Income for the period (taken as a single period) from the date of the consummation of such initial public offering through the end of the month preceding the date of determination of such consolidated Net Income, provided, that for purposes of this clause (iii) only positive consolidated Net Income shall be included and any net losses shall be disregarded, plus (iv) seventy-five percent (75%) of the net proceeds of any public offering by the Company (other than its initial public offering) of shares of capital stock of the Company.

         Section 11  Events of Default.

         11.1.  Events of Default.
The occurrence of any of the following events shall be an Event of Default hereunder:

     (a) The Borrowers shall default (i) in the due and punctual payment of principal of any Loan; or (ii) in the payment of interest on any Loan or in the payment of any other amount due under any Loan Document and such Default shall continue for more than five (5) Business Days after such payment was due; or

     (b) Any representation, warranty or statement made herein or any other Loan Document, or in any certificate or statement furnished pursuant to or in connection herewith or therewith, shall prove to be incorrect, misleading or incomplete in any material respect on the date as of which made or deemed made; or

     (c) The Borrowers shall default in the performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to Sections 8.6, 8.10, 9 and 10 hereof; or

     (d) The Borrowers shall default in the performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to any of the provisions of this Agreement or any other Loan Document (other than those referred to in paragraphs (a) through (c) above) and such default shall continue unremedied for a period of thirty (30) days after the occurrence of such Default; or

     (e) Any obligation of the Borrowers or any of their Subsidiaries in respect of any Indebtedness (other than the Notes) or any Guarantee (which in the case of the Subsidiaries only, involves an aggregate amount in excess of $100,000) shall be declared to be or shall become due and payable prior to the stated maturity thereof, or such

Indebtedness or Guarantee shall not be paid as and when the same becomes due and payable, or there shall occur and be continuing any default under any instrument, agreement or evidence of indebtedness relating to any such Indebtedness the effect of which is to permit the holder or holders of such instrument, agreement or evidence of indebtedness, or a trustee, agent or other representative on behalf of such holder or holders, to cause such Indebtedness to become due prior to its stated maturity; or

     (f) The Borrowers or any of their Subsidiaries thereof shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or (vi) take any corporate action for the purpose of effecting any of the foregoing; or

     (g) a proceeding or case shall be commenced, without the application or consent of the Borrowers or any of their Subsidiaries in any court of competent jurisdiction, seeking
(i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts, (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of the Borrowers or any of their Subsidiaries or of all or any substantial part of its assets, or (iii) similar relief in respect of the Borrowers or any of their Subsidiaries under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days; or an order for relief against the Borrowers or any of their Subsidiaries shall be entered in an involuntary case under the Bankruptcy Code; or

     (h) A judgment or judgments for the payment of money in excess of $50,000 (net of insurance proceeds) in the aggregate shall be rendered against the Borrowers or any of their Subsidiaries and any such judgment or judgments shall not have been vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof; or

     (i) The Borrowers or any member of the Controlled Group shall fail to pay when due an amount or amounts aggregating in excess of $50,000 which it is obligated to pay to the PBGC or to a Plan under Title IV of ERISA; or a notice of intent to terminate a Plan or Plans having aggregate Unfunded Liabilities in excess of $50,000 shall be filed under Title IV of ERISA by the Borrowers or any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against the Borrowers or any member of the Controlled Group to enforce Sections 515 or 4219(c)(5) of ERISA; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated; or there shall occur a complete or partial withdrawal form, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause the Borrowers or one or more members of the Controlled Group to incur a current payment obligation in excess of $100,000; or

     (j) The Borrowers or any Subsidiary thereof shall default in the performance or observance of any term, covenant or agreement on their part to be performed or observed pursuant to any of the provisions of any agreement with the Bank or any instrument delivered in favor of the Bank (other than, in either case, a Loan Document), and such default shall continue unremedied beyond the grace period (in any) provided for therein; or

     (k) Any Security Instrument shall cease for any reason to be in full force and effect or shall cease to be effective to grant a perfected security interest in the collateral described in such Security Instrument with the priority stated to be granted thereby; or

     (l) Either Principal shall cease, for any reason (including, without limitation, resignation, removal or death), to be an executive officer and director of the Company unless a successor reasonably acceptable to the Bank replaces such Principal within thirty days after he shall have ceased to serve; or

     (m) The Principals (together with their immediate families) collectively cease, for any reason (other than as a result of dilution caused by any public offering of capital stock of the Company), to retain and have the unfettered ability at all times to exercise voting control over at least thirty percent (30%) of the outstanding shares of voting stock of the Company.

         11.2  Remedies Upon an Event of Default.
If any Event of Default shall
have occurred and be continuing, the Bank may by notice (a) declare the Commitments terminated (whereupon the Commitments shall be terminated) and/or (b) declare the principal amount then outstanding of, and the accrued interest on, the Loans and commitment fees and all other amounts payable hereunder and under the Notes to be forthwith due and payable, whereupon such amounts shall be and become immediately due and payable, without further notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrowers; provided that in the case of the occurrence of an Event of Default with respect to the Borrowers referred to in clauses
(f) and (g) of Section 11.1, the Commitments shall be automatically terminated and the principal amount then outstanding of and the accrued interest on the Loans and commitment fees and all other amounts payable hereunder and under the Notes shall be and become automatically and immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrowers.

     Section 12.  General.

         12.1  Amendments, Etc.  No
amendment or waiver of any provision of this Agreement, the Notes or any other Loan Document, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

         12.2  Notices, Etc. All notices and other
communications provided for hereunder shall be in writing and shall be delivered by hand, by a nationally recognized commercial overnight delivery service, by first class mail or by telecopy, delivered, addressed or transmitted, if to the Borrowers, at its c/o the Company at its address set forth at the beginning of this Agreement, Attention: Carlos A. Saladrigas, Telecopy No. (305)

460-2596 and if to the Bank, at its address at 75 State Street, Boston, MA 02109-1810, Telecopy No. (617) 346-1634,
Attention: Ginger C. Stolzenthaler, Vice President; or, as to each party, at such other address as shall be designated by such party in a written notice to the other party. All such notices and communications shall be deemed effective, (a) in the case of hand deliveries, when delivered; (b) in the case of an overnight delivery service, on the next Banking Day after being placed in the possession of such delivery service, with delivery charges prepaid; (c) in the case of mail, three days after deposit in the postal system, first class postage prepaid; and (d) in the case of telecopy notices, when electronic indication of receipt is received, except that notices to the Bank pursuant to the provisions of Section 4.6 shall not be effective until received by the Bank.

         12.3  No Waiver; Remedies.
No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder or under the Notes shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder or under the Notes preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

         12.4 Right of Set-off. (a) Upon the occurrence and during the continuance of any Event of Default, the Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrowers against any and all of the obligations of the Borrowers now or hereafter existing under this Agreement and the Notes, irrespective of whether or not the Bank shall have made any demand hereunder and although such obligations may be contingent or unmatured.

         (b) The Bank agrees promptly to notify the Borrowers after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Bank under this Section 12.4 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have.

         12.5 Expenses; Indemnification. (a) The Borrowers shall pay on demand (i) the reasonable fees and disbursements of counsel to the Bank in connection with the preparation of this Agreement and the preparation or review of each agreement, opinion, certificate and other document referred to in or delivered pursuant hereto; (ii) all out-of-pocket costs and expenses of the Bank in connection with the administration of this Agreement and the other Loan Documents, and any waiver or amendment of any provision hereof or thereof, including without limitation, the reasonable fees and disbursements of counsel for the Bank, and of any field examiner or auditor retained by the Bank as contemplated in Section 8.10, provided that in the absence of a Default, the Borrowers shall not be required to pay the cost of more than one audit per year by the Bank; and (iii) if any Default occurs, all reasonable costs and expenses incurred by the Bank, including the reasonable fees and disbursements of counsel to the Bank, and of any appraisers, environmental engineers or consultants, or investment banking firms retained by the Bank in connection with such Event of Default or collection, bankruptcy, insolvency and other enforcement proceedings related thereto. The Borrowers agree to pay, indemnify and hold the Bank harmless from, any and all recording and filing fees, and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise or other taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of or the consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Agreement or the other Loan
Documents, or any documents delivered pursuant hereto or thereto.

         (b) The Borrowers agree to indemnify the Bank and its officers and directors and hold the Bank and its officers and directors harmless from and against any and all liabilities, losses, damages, reasonable costs and expenses of any kind (including, without limitation, the reasonable fees and disbursements of counsel for the Bank in connection with any investigative, administrative or judicial proceeding initiated by a third party, whether or not the Bank shall be designated a party thereto) which may be incurred by the Bank, relating to or arising out of this Agreement or any other Loan Document, or the existence of any Hazardous Substance on, in, or under any Borrower Group Property, or any violation of any applicable Environmental Laws for which the Borrowers or any Subsidiary thereof has any li ability or which occurs upon any Borrower Group Property, or the imposition of any Lien under any Environmental Laws, provided that the Bank shall not have the right to be indemnified hereunder for its own bad faith, gross negligence or willful misconduct as finally determined by a court of competent jurisdiction.

         (c) The agreements in this Section 12.5 shall survive the repayment of the Notes, and all other amounts payable under this Agreement and the other Loan Documents.

         12.6 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns except that the Borrowers may not assign their rights or obligations hereunder or under the Notes without the prior written consent of the Bank. The Bank may assign a portion (not to exceed
49%) of its rights and obligations under this Agreement and the Notes to any other Person. The Bank may sell participations in all or any part of the Loans to another bank or other entity, in which event the participant shall not have any rights under this Agreement (except as provided in the next succeeding sentence hereof). The Borrowers agree that each participant shall be entitled to the benefits of Sections 4.9 through 4.14 with respect to its participation; provided that no participant shall be entitled to receive any greater amount pursuant to such Sections than the Bank would have been entitled to receive in respect of the amount of the participation transferred by it to such participant had no such transfer occurred. The Bank may furnish any information concerning the Borrowers and their Subsidiaries in the possession of the Bank from time to time to assignees and participants (including prospective assignees and participants).

         12.7  Severability.  Any
provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction.

         12.8  GOVERNING LAW.  THIS
AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH,
THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REGARD TO
CONFLICTS OF LAWS RULES).

         12.9 WAIVER OF JURY TRIAL. THE BANK AND THE BORROWERS AGREE THAT NONE OF THEM NOR
ANY ASSIGNEE OR SUCCESSOR SHALL (A) SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM OR ANY OTHER ACTION BASED UPON, OR ARISING OUT OF, THIS AGREEMENT, ANY RELATED INSTRUMENTS, ANY COLLATERAL OR THE DEALINGS OR THE RELATIONSHIP BETWEEN OR AMONG ANY OF THEM, OR (B) SEEK TO CONSOLIDATE ANY SUCH ACTION WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED. THE PROVISIONS OF THIS PARAGRAPH HAVE BEEN FULLY DISCUSSED BY THE BANK AND THE

BORROWERS, AND THESE PROVISIONS
SHALL BE SUBJECT TO NO EXCEPTIONS.  NEITHER THE BANK NOR THE
BORROWERS HAS AGREED WITH OR REPRESENTED TO THE OTHER THAT THE
PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN ALL
INSTANCES.

         12.10 VENUE, CONSENT TO SERVICE OF PROCESS.
THE BORROWERS ACCEPT FOR
THEMSELVES AND IN CONNECTION WITH THEIR PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE COMMONWEALTH OF MASSACHUSETTS IN ANY ACTION, SUIT OR PROCEEDING OF ANY KIND AGAINST THEM WHICH ARISES OUT OF OR BY REASON OF THIS AGREEMENT, THE NOTES, ANY OTHER LOAN DOCUMENT, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IRREVOCABLY AGREE TO BE BOUND BY ANY FINAL JUDGMENT RENDERED BY ANY SUCH COURT IN ANY SUCH ACTION, SUIT OR PROCEEDING IN WHICH THEY SHALL HAVE BEEN SERVED WITH PROCESS IN THE MANNER HEREINAFTER PROVIDED, SUBJECT TO EXERCISE AND EXHAUSTION OF ALL RIGHTS OF APPEAL AND TO THE EXTENT THAT THEY MAY LAWFULLY DO SO, WAIVE AND AGREE NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE OR OTHERWISE, IN SUCH ACTION, SUIT OR PROCEEDING ANY CLAIMS THAT THEY ARE NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT THEIR PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE ACTION, SUIT OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE THEREOF IS IMPROPER, AND AGREE THAT PROCESS MAY BE SERVED UPON THEM IN ANY SUCH ACTION, SUIT OR PROCEEDING IN THE MANNER PROVIDED BY CHAPTER 223A OF THE GENERAL LAWS OF MASSACHUSETTS, RULE 4 OF THE MASSACHUSETTS RULES OF CIVIL PROCEDURE OR RULE 4 OF THE FEDERAL RULES OF CIVIL PROCEDURE.

         12.11  Headings.  Section headings
in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

         12.12  Counterparts.   This Agreement
may be signed in one or more counterparts each of which shall constitute an original and all of which taken together shall constitute one and the same instrument.

         12.13 Confidentiality. The Bank will keep confidential all Confidential Information (as defined below) and will not, without the Company s consent, disclose the same to any person other than to directors, officers, employees, agents or other representatives (including attorneys, accountants and financial advisers) of the Bank or any Affiliate of the Bank and other than to any governmental agency or authority in accordance with applicable laws, rules or regulations. As used herein, the term
Confidential Information shall mean only information prepared by a Borrower and furnished to the Bank or obtained by the Bank hereunder and which (i) is not ascertainable or obtained from public or published information or (ii) is not known or does not become known to the public (other than through a breach by the Bank of this Section).

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

                             THE VINCAM GROUP, INC.


                             By:
                                ---------------------------
                             Martiniano J. Perez
                             Vice President, Controller,
                             Treasurer and Secretary

                             VINCAM HUMAN RESOURCES, INC.
                             VINCAM HUMAN RESOURCES, INC. I
                             VINCAM HUMAN RESOURCES, INC. II
                             VINCAM HUMAN RESOURCES, INC. III
                             VINCAM HUMAN RESOURCES, INC. IV
                             VINCAM HUMAN RESOURCES, INC. V
                             VINCAM HUMAN RESOURCES, INC. VI
                             VINCAM HUMAN RESOURCES, INC. XII
                             VINCAM HUMAN RESOURCES OF MICHIGAN, INC.
                             VINCAM OCCUPATIONAL HEALTH SYSTEMS, INC.
                             PERSONNEL RESOURCES, INC.
                             VINCAM INSURANCE SERVICES, INC.
                             VINCAM PRACTICE MANAGEMENT, INC.
                             AMERICAN PEDIATRIC SYSTEMS, INC.
                             PSYCH/CARE, INC.


                             By:
                                ---------------------------
                             Martiniano J. Perez
                             Treasurer and Secretary

                             FLEET NATIONAL BANK

                             By:
                                ---------------------------
                             Ginger C. Stolzenthaler
                             Vice President


MIA9510/74646-1

                                                                  EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                           THE VINCAM GROUP, INC.
                    CALCULATION OF NET INCOME PER COMMON
                        AND COMMON EQUIVALENT SHARE


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                    1995        1996
                                                ----------  ----------

Net income                                      $  321,869  $  593,374
                                                ==========  ==========
Weighted average number of common shares
  outstanding during the period                  5,484,029   4,596,066

Assumed exercise of stock options, net of
  treasury shares acquired                         462,208     462,208

Issuance of mandatorily redeemable preferred
  stock deemed a common stock equivalent           571,379   1,043,933
                                                ----------  ----------
Weighted average number of shares used in
  earnings per share calculation                 6,517,616   6,462,207
                                                ==========  ==========
Net income per common and common
  equivalent share                              $      .05  $      .09
                                                ==========  ==========