Form 10-Q
period 1996-06-30
VINCAM GROUP INC
filed 1996-08-14
CIK 1008896

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended  June 30, 1996
                               ---------------
                          or

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

               Yes    X              No
                  ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of common stock        Outstanding as of August 13, 1996
     -----------------------      -----------------------------------
         $.001 par value                      7,999,999

                           THE VINCAM GROUP, INC.

                                  INDEX

                                                           Page
                                                          ------
       Part I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31,
           1995, and June 30, 1996 (Unaudited)............. 3

          Unaudited Consolidated Statements of Income
           for the three and the six months ended
           June 30, 1995 and 1996.......................... 5

          Unaudited Consolidated Statement of Changes
           in Stockholders' (Deficit) Equity for the
           six months ended June 30, 1996.................. 6

          Unaudited Consolidated Statements of Cash
           Flows for the six months ended June 30, 1995
           and 1996........................................ 7

          Notes to Consolidated Financial Statements
           (Unaudited)..................................... 9

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................. 15

       Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.......................... 23

       Item 5.  Other Information.......................... 23

       Item 6.  Exhibits and Reports on Form 8-K .......... 24

       SIGNATURES.......................................... 25

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           THE VINCAM GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,      JUNE 30,
                                                     1995            1996
                                                   (Audited)      (Unaudited)
                                                 -------------   -------------
Current assets:
  Cash and cash equivalents                      $    912,272    $ 26,474,521
  Restricted cash                                   4,064,040       4,064,040
  Accounts receivable, net                          8,289,556      11,225,159
  Due from affiliates                                 101,095         108,655
  Deferred taxes                                      774,783         877,555
  Prepaid expenses and other
   current assets                                     378,686         997,461
                                                 -------------   -------------
      Total current assets                         14,520,432      43,747,391

Property and equipment, net                         2,507,025       3,000,811
Deferred taxes                                        451,529         503,215
Contract acquisition costs and
 other assets                                         339,805         324,679
                                                 -------------   -------------
                                                 $ 17,818,791    $ 47,576,096
                                                 =============   =============



                                                  DECEMBER 31,      JUNE 30,
                                                     1995            1996
                                                   (Audited)      (Unaudited)
                                                 -------------   -------------
         Liabilities and Stockholders'
               (Deficit) Equity

Current liabilities:
  Accounts payable and accrued
   expenses                                      $  1,302,665    $  1,259,835
  Accrued salaries, wages and
   payroll taxes                                    6,618,291       8,587,870
  Reserve for claims                                2,137,149       2,731,035
  Income taxes payable                                141,987       1,667,128
  Current portion of long term
   borrowings                                       1,305,362         106,656
  Distribution payable                                700,000           --
  Deferred compensation                               263,000         242,013
                                                 -------------   -------------
      Total current liabilities                    12,468,454      14,594,537

Long term borrowings, less
 current portion                                    1,100,972       1,050,685
Reserve for claims                                  1,010,792       1,208,317
Income taxes payable                                1,386,323         672,818
Deferred compensation                                 294,300          41,200
Other liabilities                                      45,338          45,338
                                                 -------------   -------------
      Total liabilities                            16,306,179      17,612,895
                                                 -------------   -------------
Commitments and contingencies (Note 11)                 --              --
                                                 -------------   -------------
Preferred stock, $.01 par value,
 20,000,000 shares authorized                       6,263,610           --
                                                 -------------   -------------
Stockholders'(deficit) equity:
  Common stock, $.001 par value,
   60,000,000 shares authorized,
   7,999,999 shares issued and
   outstanding                                          4,956           8,000
  Additional paid in capital                            --         33,301,881
  Accumulated deficit                              (4,755,954)     (3,346,680)
                                                 -------------   -------------
      Total stockholders' (deficit) equity         (4,750,998)     29,963,201
                                                 -------------   -------------
                                                 $ 17,818,791    $ 47,576,096
                                                 =============   =============



The accompanying notes are an integral part of these consolidated financial statements.

                          THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                         -----------------------------   -----------------------------
                                              1995            1996            1995            1996
                                         -------------   -------------   -------------   -------------
Revenues                                 $ 57,165,127    $ 89,179,755    $112,476,620    $169,070,199
                                         -------------   -------------   -------------   -------------
Direct costs:
 Salaries, wages and employment taxes
  of worksite employees                    50,558,816      78,468,086      99,552,212     148,770,453
 Health care and workers' compensation      3,139,414       4,225,161       5,763,492       7,844,433
 State unemployment taxes and other           461,973         785,057         951,391       1,665,148
                                         -------------   -------------   -------------   -------------
       Total direct costs                  54,160,203      83,478,304     106,267,095     158,280,034
                                         -------------   -------------   -------------   -------------
Gross profit                                3,004,924       5,701,451       6,209,525      10,790,165
                                         -------------   -------------   -------------   -------------
Operating expenses:
 Administrative personnel                   1,516,633       2,442,253       2,987,716       4,795,652
 Other general and administrative             799,447       1,196,579       1,525,561       2,204,549
 Sales and marketing                          438,705         741,363         838,703       1,277,324
 Provision for doubtful accounts               45,000          69,000          85,000         213,000
 Depreciation and amortization                 73,013         143,027         140,790         259,190
                                         -------------   -------------   -------------   -------------
     Total operating expenses               2,872,798       4,592,222       5,577,770       8,749,715
                                         -------------   -------------   -------------   -------------
Operating income                              132,126       1,109,229         631,755       2,040,450
Interest income (expense), net                    913         164,671           9,963         161,824
                                         -------------   -------------   -------------   -------------
Income before taxes                           133,039       1,273,900         641,718       2,202,274
Provision for income taxes                    (48,805)       (458,000)       (235,614)       (793,000)
                                         -------------   -------------   -------------   -------------
Net income                               $     84,234    $    815,900    $    406,104    $  1,409,274
                                         =============   =============   =============   =============
Net income per common and common
 equivalent share                        $       0.01    $       0.11    $       0.06    $       0.20
                                         =============   =============   =============   =============

Weighted average number of shares
 outstanding used in earnings per
 share calculation                          6,462,207       7,680,964       6,489,759       7,074,800
                                         =============   =============   =============   =============





The accompanying notes are an integral part of the consolidated financial statements.

                           THE VINCAM GROUP, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' (DEFICIT) EQUITY
                                (Unaudited)



                                                         Additional     Accumulated
                                     Common Stock          paid in       (deficit)
                                  Shares     Par value     capital        equity          Total
                               ------------  ---------  -------------  -------------  -------------
Balance at December 31, 1995     4,956,066   $  4,956                  $ (4,755,954)  $ (4,750,998)

Issuance of common stock, net
 of transaction costs of
 $2,958,685 charged to paid
 in capital                      2,000,000      2,000   $ 27,039,315           --       27,041,315

Conversion of preferred stock
 into common stock               1,043,933      1,044      6,262,566           --        6,263,610

Net income for the period             --         --             --        1,409,274      1,409,274
                               ------------  ---------  -------------  -------------  -------------
Balance at June 30, 1996         7,999,999   $  8,000   $ 33,301,881   $ (3,346,680)  $ 29,963,201
                               ============  =========  =============  =============  =============


























The accompanying notes are an integral part of these consolidated financial statements.

                           THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30,
                                                       -----------------------------
                                                            1995            1996
                                                       -------------   -------------
Cash flows from operating activities:
 Net income                                            $    406,104    $  1,409,274
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            140,790         259,188
   Provision for doubtful accounts                           85,000         213,000
   Deferred income tax benefit                                --           (154,458)
   Changes in assets and liabilities:
    Decrease in restricted cash                             186,918           --
    Increase in accounts receivable                        (617,659)     (3,148,603)
    Increase in due from affiliates                          (1,863)         (7,560)
    Increase in prepaid expenses and
      other current assets                                 (242,970)       (618,775)
    Decrease (increase) in other assets                     160,404          (5,889)
    Increase (decrease) in accounts payable and
      accrued expenses                                      134,959         (42,830)
    Increase in accrued salaries, wages, and
      payroll taxes                                       1,344,554       1,969,579
    Increase in reserve for claims                          453,417         791,411
    (Decrease) increase in income taxes payable            (589,762)        811,636
    Decrease in deferred compensation                         --           (274,087)
                                                       -------------   -------------
Net cash provided by operating activities                 1,459,892       1,201,886
                                                       -------------   -------------
Cash flows from investing activities:
 Purchases of property and equipment                       (171,012)       (731,959)
 Collection of notes receivable from stockholders           123,078           --
                                                       -------------   -------------
Net cash used in investing activities                       (47,934)       (731,959)
                                                       -------------   -------------
Cash flows from financing activities:
 Principal payments on borrowings                           (20,832)     (1,248,993)
 Recapitalization costs                                    (445,150)          --
 Cash paid in connection with acquisition of stock         (300,000)          --
 Issuance of common stock, net of transaction costs of
  $2,958,685                                                  --         27,041,315
 Payment of distribution payable                              --           (700,000)
                                                       -------------   -------------
Net cash (used in) provided by financing activities        (765,982)     25,092,322
                                                       -------------   -------------
Net increase in cash and cash equivalents                   645,976      25,562,249
Cash and cash equivalents, beginning of period              736,420         912,272
                                                       -------------   -------------
Cash and cash equivalents, end of period               $  1,382,396    $ 26,474,521
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

In May 1996, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock was converted into 1,043,933 shares of the Company's common stock.








































The accompanying notes are an integral part of these consolidated financial statements.

                           THE VINCAM GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1995 AND JUNE 30, 1996
                                (Unaudited)


NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1594), as amended. The financial information furnished reflects all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries (the Company). All material intercompany balances and transactions have been eliminated.


NOTE 2 - INITIAL PUBLIC OFFERING

In May 1996, the Company completed its initial public offering and received proceeds of approximately $27,900,000, net of $2,100,000 underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of the proceeds to retire a subordinated promissory note in the amount of $1,200,000 (see Note 6) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition, the Company incurred approximately $860,000 in other costs in connection with the offering. Simultaneously with the completion of the initial public offering, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock (Series A Preferred Stock) was converted into 1,043,933 shares of the Company's common stock (see Note 7).

Also in connection with the completion of the Company's initial public offering, the Company amended and restated its Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 39,500,000 to 60,000,000, and to increase the authorized number of shares of preferred stock from 500,000 to 20,000,000.


NOTE 3 - RESTRICTED CASH

The Company had cash deposits at December 31, 1995 and June 30, 1996 in the amount of $4,000,000 which serve as collateral on certain standby letters of credit issued in connection with the Company's workers' compensation insurance plan. These cash deposits have been classified as restricted cash in the accompanying consolidated balance sheets.

At December 31, 1995 and June 30, 1996, the Company had deposited in escrow $64,040 as collateral to guarantee the payment of workers' compensation claims under its prior workers' compensation insurance plan and has classified these amounts as restricted cash in the accompanying balance sheets.


NOTE 4  -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                               Estimated
                                 DECEMBER 31,     JUNE 30,    useful lives
                                     1995           1996       (in years)
                                 ------------   ------------  ------------

 Land                            $   284,374    $   284,374
 Building                            775,158        775,158        30
 Building improvements               510,232        510,232        7
 Furniture and fixtures              308,924        454,328        5
 Office and computer equipment     1,353,926      1,940,357       3-5
 Vehicles                             20,249         20,249        3
                                 ------------   ------------
                                   3,252,863      3,984,698
 Less: accumulated depreciation
     and amortization               (745,838)      (983,887)
                                 ------------   ------------
                                 $ 2,507,025    $ 3,000,811
                                 ============   ============

At December 31, 1995 and June 30, 1996, gross fixed assets included $346,690 of office and computer equipment under capital lease obligations (see Note 6).


NOTE 5  -  RESERVE FOR CLAIMS

The Company's reserves for claims costs consist of the following:

                                                DECEMBER 31,     JUNE 30,
                                                    1995           1996
                                                ------------   ------------

 Accrued workers' compensation claims           $ 2,197,374    $ 2,626,785
 Accrued health care claims                         654,182        745,972
 Reserve for behavioral health care claims          296,385        566,595
                                                ------------   ------------
                                                  3,147,941      3,939,352
 Less: workers' compensation claims
  expected to be settled in more than
  one year                                       (1,010,792)    (1,208,317)
                                                ------------   ------------
     Reserve for claims - current               $ 2,137,149    $ 2,731,035
                                                ============   ============

NOTE 6 - BORROWINGS

Borrowings are summarized as follows:

                                                DECEMBER 31,     JUNE 30,
                                                    1995           1996
                                                ------------   ------------

Subordinated note payable, repaid in May 1996
 (see Note 2)                                   $ 1,200,000    $     --

Note payable to bank, original amount of
 $1 million, repayable in monthly installments
 of $4,167, plus interest at 8.5% per annum,
 through November 1998 when a balloon
 payment of $750,000 is due, secured by land
 and building and the personal guarantees of
 the Company's principal stockholders               895,732        870,730

Capital lease obligation for computer hardware
 and software, payable in monthly installments
 of $7,479 through May 2000, interest imputed
 at 12.3% per annum                                 310,602        286,611
                                                ------------   ------------
                                                  2,406,334      1,157,341

Less: current portion                            (1,305,362)      (106,656)
                                                ------------   ------------
                                                $ 1,100,972    $ 1,050,685
                                                ============   ============

The Company completed an initial public offering during May 1996 and used a portion of the net proceeds to repay the subordinated note payable of $1,200,000. Accordingly, this obligation has been classified as current in the accompanying balance sheet at December 31, 1995.

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

Interest under the Credit Agreement accrues at rates based on the prime rate (Prime) plus a margin of as much as .25%, or the Eurodollar rate (as defined in the Credit Agreement) plus a margin ranging from 1.50% to 2.00%, depending on certain financial ratios, at the Company's option.

Under the revolving credit facility, the Company had outstanding approximately $4,981,000 in standby letters of credit at June 30, 1996 which guarantee the payment of claims to the Company's workers' compensation insurance carrier.
As of that date, there were no amounts outstanding for working capital advances or under the acquisition loan facility, and all amounts under these facilities were available at June 30, 1996.


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK

During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged 1,043,933 shares of common stock for 165.376 shares of Series A Preferred Stock. As a result of the Company's initial public offering in May 1996, the Series A Preferred Stock was automatically converted into 1,043,933 shares of common stock (see Note 2).


NOTE 8 - EARNINGS PER SHARE

Net income per common and common equivalent share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented. For purposes of the calculation of net income per common and common equivalent share, the mandatorily redeemable preferred stock is also considered a common stock equivalent.


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

The Company is subject to certain state taxes based on gross receipts, payroll and before tax income within that state. Taxes based on gross receipts and payroll are included as salaries, wages and employment taxes of worksite employees in the accompanying consolidated statements of income, while taxes based on income are included within the provision for income taxes.

Subsequent to December 31, 1994, the Company requested and obtained a change, for income tax purposes, in the method of accounting for its workers' compensation loss reserves. As a result, the Company recorded a deferred tax asset relating to the reserves and an increase in income taxes payable of approximately $1,386,000. Under the provisions of the Internal Revenue Code
(IRC), the Company can amortize over three years the payment of taxes due for changes of accounting methods resulting in taxable income and can recognize currently deductions resulting from the change in method. The Company has classified as long term those taxes resulting from this change which it expects to pay in more than one year.

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


NOTE 10 - EMPLOYEE BENEFIT PLANS

No deferred compensation expense was recognized during the six months ended June 30, 1996 or during the same period in 1995.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's original complaint sought damages in excess of $10,000,000; however, such complaint was dismissed in part and amended to seek damages in excess of $15,000. The court has sustained plaintiff's amended complaint alleging premises liability against both the Company and its client as a result of a worksite accident at client's premises. The Company is asserting that its liability under this claim, if any, should be limited to the State of Florida's workers' compensation limit of $100,000 involving worksite deaths. Initial discovery in the proceeding has begun. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit will not have such an effect.

The Company is a defendant in a lawsuit brought in Dade County Circuit Court in November 1995 by an individual who alleges that he was injured by an employee of the Company assigned to work for a client of the Company, which owns and operates a hotel and is a co-defendant in the litigation. The plaintiff alleges that the employee, while he was working as a valet parking attendant, drove negligently and severely and permanently injured the plaintiff in a motor vehicle collision. The plaintiff has alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company will be entitled to indemnification from its client and/or its liability insurance carrier.
Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.


                                  *  *  *  *  *

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Registration Statement on Form S-1, as amended. The results of operations for an interim period are not necessarily indicative of the results for the entire year.

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services;
(ii) the Company's ability to obtain or maintain all required licenses or certifications required to further expand the range of specialized managed care services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) higher than expected workers' compensation claims under the Company's large deductible workers' compensation insurance policies; (vi) the level of acquisition opportunities available to the Company; (vii) the financial condition of the Company's clients;
(viii) additional regulatory requirements affecting the Company; and (ix) the impact of competition from existing and new PEO companies and other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

Vincam, one of the largest professional employer organizations (PEOs) in the industry, provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self-insured employers.

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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                ----------------------  ----------------------
                                                  1995          1996      1995          1996
                                                 ------        ------    ------        ------
Revenues                                         100.0%        100.0%    100.0%        100.0%
Direct costs:
 Salaries, wages and employment taxes
   of worksite employees                          88.4%         88.0%     88.5%         88.0%
 Health care and workers' compensation             5.5%          4.7%      5.1%          4.6%
 State unemployment taxes and other                0.8%          0.9%      0.9%          1.0%
                                                 ------        ------    ------        ------
     Total direct costs                           94.7%         93.6%     94.5%         93.6%
                                                 ------        ------    ------        ------
Gross profit                                       5.3%          6.4%      5.5%          6.4%
                                                 ------        ------    ------        ------

Operating expenses:
  Administrative personnel                         2.7%          2.8%      2.7%          2.8%
  Other general and administrative                 1.5%          1.4%      1.4%          1.4%
  Sales and marketing                              0.8%          0.8%      0.8%          0.8%
  Depreciation and amortization                    0.1%          0.2%      0.1%          0.2%
                                                 ------        ------    ------        ------
     Total operating expenses                      5.1%          5.2%      5.0%          5.2%
                                                 ------        ------    ------        ------

Operating income                                   0.2%          1.2%      0.5%          1.2%
Interest (expense) income                          0.0%          0.2%      0.1%          0.1%
                                                  ------        ------    ------        ------
Income before taxes                                0.2%          1.4%      0.6%          1.3%
Provision for income taxes                         0.1%          0.5%      0.2%          0.5%
                                                 ------        ------    ------        ------
     Net income                                    0.1%          0.9%      0.4%          0.8%
                                                 ======        ======    ======        ======

Six Months Ended June 30, 1996 compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

The Company's revenues were $169.1 million for the six months ended June 30, 1996, compared to $112.5 million for the same period in 1995, representing an increase of $56.6 million, or 50.3%. This increase was due primarily to an increased number of PEO clients and worksite employees. At June 30, 1996, the number of PEO clients was 408, compared to 290 on the same date last year, representing an increase of 118, or 40.7%. The number of worksite employees was 14,315 at June 30, 1996, compared to 9,565 on the same date last year, representing an increase of 4,750, or 49.7%. In addition, the Company earned approximately $1.6 million of revenues from its workers' compensation managed care services during the six months ended June 30, 1996, compared to $0.2 million during the comparable period of 1995. This increase in workers' compensation managed care service revenues from period to period resulted from an increased number of workers' compensation managed care service clients.

Salaries, wages and employment taxes of worksite employees were $148.8 million for the six months ended June 30, 1996, compared to $99.6 million for the same period in 1995, representing an increase of $49.2 million, or 49.4%. Salaries, wages and employment taxes of worksite employees were 88.0% of revenues for the six months ended June 30, 1996, compared to 88.5% for the same period in 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was mainly due to incremental revenues from the Company's workers' compensation managed care services.

Health care and workers' compensation costs were $7.8 million for the six months ended June 30, 1996, compared to $5.8 million for the same period in 1995, representing an increase of $2.1 million, or 36.1%. This increase was mainly due to the higher volume of health care and workers' compensation claims paid and/or reserved during the 1996 period which was a direct function of the increase of PEO clients and worksite employees. Health care and workers' compensation costs were 4.6% of revenues for the six months ended June 30, 1996, compared to 5.1% for the same period in 1995. The decrease of health care and workers' compensation costs as a percentage of revenues was mainly due to incremental revenues from the Company's workers' compensation managed care services.

State unemployment taxes and other direct costs were $1.7 million for the six months ended June 30, 1996, compared to $1.0 million for the same period in 1995, representing an increase of $0.7 million or 75.0%.
This increase was mainly due to the higher volume of salaries and wages paid during the period which was a direct function of the increase of PEO clients and worksite employees, as well as an increase in other direct costs related to the Company's managed behavioral care services. State unemployment taxes and other direct costs were 1.0% of revenues for the six months ended June 30, 1996, compared to 0.9% for the same period in 1995.

Gross profit was $10.8 million for the six months ended June 30, 1996, compared to $6.2 million for the same period in 1995, representing an increase of $4.6 million, or 73.8%. Gross profit was 6.4% of revenues for the six months ended June 30, 1996, compared to 5.5% for the same period in 1995.
This increase was mainly due to the increase in revenues resulting from an increase of PEO clients and worksite employees, and from the increase in revenues from the Company's workers' compensation managed care services which carry a higher margin than the Company's PEO services.

Administrative personnel expenses were $4.8 million for the six months ended June 30, 1996, compared to $3.0 million for the same period in 1995, representing an increase of $1.8 million, or 60.5%. This increase was primarily attributable to increased staffing for the Company's workers' compensation managed care services, which the Company began to make available to external clients for the first time in 1995. Also, such increase in administrative personnel expense was attributable to an increase in corporate management personnel and other general and administrative expenses related to the growth described above. Administrative personnel expenses were 2.8% of revenues for the six months ended June 30, 1996, compared to 2.7% for the same period in 1995.

Other general and administrative expenses, including the provision for doubtful accounts, were $2.4 million for the six months ended June 30, 1996, compared to $1.6 million for the same period in 1995, representing an increase of $0.8 million, or 50.1%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which the Company began to make available to external clients for the first time in 1995. Other general and administrative expenses, including the provision for doubtful accounts, were 1.4% of revenues for the six months ended June 30, 1996, compared to 1.4% for the same period in 1995.

Sales and marketing costs were $1.3 million for the six months ended
June 30, 1996, compared to $0.8 million for the same period in 1995, representing an increase of $0.4 million, or 52.3%, but as a percentage of revenue remained at 0.8%. The increase reflects the addition of sales executives and a senior vice president of sales and marketing, consistent with the Company's strategy to increase its client base in its existing markets in part by hiring additional sales personnel.


Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

The Company's revenues were $89.2 million for the three months ended June 30, 1996, compared to $57.2 million for the same period in 1995, representing an increase of $32.0 million, or 56.0%. This increase was due primarily to an increased number of PEO clients and worksite employees. At June 30, 1996, the number of PEO clients was 408, compared to 290 on the same date last year, representing an increase of 118, or 40.7%. The number of worksite employees was 14,315 at June 30, 1996, compared to 9,565 on the same date last year, representing an increase of 4,750, or 49.7%. In addition, the Company earned approximately $0.9 million of revenues from its workers' compensation managed care services during the three months ended June 30, 1996, compared to $0.1 million during the comparable period of 1995. This increase in workers' compensation managed care service revenues from period to period resulted from an increased number of workers' compensation managed care service clients.

Salaries, wages and employment taxes of worksite employees were $78.5 million for the three months ended June 30, 1996, compared to $50.6 million for the same period in 1995, representing an increase of $27.9 million, or 55.2%. Salaries, wages and employment taxes of worksite employees were 88.0% of revenues for the three months ended June 30, 1996, compared to 88.4% for the same period in 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was mainly due to incremental revenues from the Company's workers' compensation managed care services.

Health care and workers' compensation costs were $4.2 million for the three months ended June 30, 1996, compared to $3.1 million for the same period in 1995, representing an increase of $1.1 million, or 34.6%. This increase was mainly due to the higher volume of health care and workers' compensation claims paid and/or reserved during the 1996 period which was a direct function of the increase of PEO clients and worksite employees. Health care and workers' compensation costs were 4.7% of revenues for the three months ended June 30, 1996, compared to 5.5% for the same period in 1995. The decrease of health care and workers' compensation costs as a percentage of revenues was mainly due to incremental revenues from the Company's workers' compensation managed care services.

State unemployment taxes and other direct costs were $0.8 million for the three months ended June 30, 1996, compared to $0.5 million for the same period in 1995, representing an increase of $0.3 million or 69.9%. This increase was mainly due to the higher volume of salaries and wages paid during the period which was a direct function of the increase of PEO clients and worksite employees. State unemployment taxes and other direct costs were 0.9% of revenues for the three months ended June 30, 1996, compared to 0.8% for the same period in 1995.

Gross profit was $5.7 million for the three months ended June 30, 1996, compared to $3.0 million for the same period in 1995, representing an increase of $2.7 million, or 89.7%. Gross profit was 6.4% of revenues for the three months ended June 30, 1996, compared to 5.3% for the same period in 1995.
This increase was mainly due to the increase in revenues resulting from an increase of PEO clients and worksite employees, and from the increase in revenues from the Company's workers' compensation managed care services which carry a higher margin than the Company's PEO services.

Administrative personnel expenses were $2.4 million for the three months ended June 30, 1996, compared to $1.5 million for the same period in 1995, representing an increase of $0.9 million, or 61.0%. This increase was primarily attributable to increased staffing for the Company's workers' compensation managed care services, which the Company began to make available to external clients for the first time in 1995. Also, such increase in administrative personnel expense was attributable to an increase in corporate management personnel and other general and administrative expenses related to the growth described above. Administrative personnel expenses were 2.7% of revenues for the three months ended June 30, 1996, compared to 2.7% for the same period in 1995.

Other general and administrative expenses, including the provision for doubtful accounts, were $1.3 million for the three months ended June 30, 1996, compared to $0.8 million for the same period in 1995, representing an increase of $0.4 million, or 49.9%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which the Company began to make available to external clients for the first time in 1995. Other general and administrative expenses, including the provision for doubtful accounts, were 1.4% of revenues for the three months ended June 30, 1996, compared to 1.5% for the same period in 1995.

Sales and marketing costs were $0.7 million for the three months ended
June 30, 1996, compared to $0.4 million for the same period in 1995, representing an increase of $0.3 million, or 69.0%, but as a percentage of revenue remained at 0.8%. The increase reflects the addition of sales executivesand a senior vice president of sales and marketing, consistent with the Company's strategy to increase its client base in its existing markets in part by hiring additional sales personnel.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Requirements and/or Commitments
- -----------------------------------------

The Company's primary short-term liquidity requirements relate to the Company's letter of credit requirements under its workers' compensation policies, acquisition of office and computer equipment to support its growth, and the payment of current tax obligations. The Company had $4.1 million in cash at June 30, 1996 which was restricted under the terms of the Company's revolving credit facility and letters of credit thereunder (which letters of credit secure payment of workers' compensation claims) or escrowed in connection with the Company's workers' compensation insurance policy. The Company has no significant long-term debt repayment requirements.

Although the Company currently has no significant capital commitments, the Company currently anticipates approximately $1.0 million of capital expenditures in 1996, primarily for computer and office equipment. The Company's long-term liquidity needs are currently limited to debt service on the Company's outstanding long-term obligations, including capital leases, and income taxes.

The Company intends to expand in current markets and to enter selected new markets by acquiring established quality PEOs to provide a platform for future regional consolidation. In this regard, the Company may from time to time evaluate potential acquisitions which, if consummated, could require a significant capital commitment by the Company.

Sources and Uses of Cash
- ------------------------

Net cash provided by operating activities was $1.2 million for the six months ended June 30, 1996, compared to a cash provided by operating activities of $1.5 million for the same period in 1995. This decrease of approximately $258,000 was mainly due to increases in accounts receivable, and prepaid expenses and other current assets partially off-set by a slight increase in accrued salaries, wages, and payroll taxes during the six months ended June 30, 1996 when compared to the same period in 1995. The increase in prepaid expenses and other current assets was mainly due to the prepayment of various insurance policies and to an increase in prepaid marketing expenses. The increase in accounts receivable resulted from both a higher number of PEO clients and worksite employees served during the six months ended June 30, 1996, and the fact that the closing date of the reporting period occurred immediately prior to the closing date of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle.

The collateral requirements of the Company's workers' compensation policies are an integral part of the Company's liquidity from operating activities. Under the terms of its revolving credit facility, the Company was able to obtain an additional $3.0 million of letters of credit without an additional cash collateral requirement. This contributed to a small decrease in restricted cash of $0.2 million during the six months ended June 30, 1995, increasing cash provided by operations during such period.

Net cash used in investing activities, consisting mainly of purchases of property and equipment to support the Company's growth, was $0.7 million for the six months ended June 30, 1996, compared to $48,000 for the same period in 1995. During the six months ended June 30, 1995, the Company collected $123,078 from notes receivable from stockholders.

Net cash provided by financing activities was $25.1 million for the six months ended June 30, 1996, compared to $0.8 million used in financing activities for the same period in 1995. In May 1996, the Company completed its initial public offering and received proceeds of $27.9 million, net of $2.1 million of underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of its proceeds to retire a subordinated promissory note in the amount of $1.2 million
(see Note 6 of Notes to Consolidated Financial Statements) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition the Company incurred approximately $860,000 in other costs in connection with the offering. Management of the Company expects to use the remaining proceeds for working capital, general corporate purposes, and expansion of the Company's operations including potential acquisitions. Pending such uses, the Company has invested the net proceeds of the offering in high-quality short-term, interest bearing investment-grade debt securities, certificates of deposit or direct or guaranteed obligations of the United States.

During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged a portion of their shares of common stock for Series A Preferred Stock, incurring $445,150 of transaction costs. In January 1995, the Company also acquired 249,342 shares of its common stock from a minority shareholder through a cash payment of $300,000 and the issuance of a $1.2 million subordinated promissory note, which was subsequently paid in May 1996 with a portion of the proceeds from the Company's initial public offering.

Funding Sources
- ---------------

After the completion of the Company's initial public offering and pursuant to a commitment from Fleet National Bank ("Fleet Bank") the Company entered into an Amended and Restated Credit Agreement providing for a $13.0 million revolving line of credit of which (i) an aggregate of $8.0 million is available for standby letters of credit and revolving credit loans for working capital purposes (which working capital loans are limited to the lesser of $1.0 million or the Borrowing Base, primarily composed of current accounts receivable from unrelated parties) and (ii) $5.0 million is available to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based on Fleet Bank's Prime Rate plus a margin of as much as .25% or its Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 1.50% to 2.00%, depending on certain financial covenants, at the Company's option. The facility is secured by substantially all of the Company's assets other than the Company's headquarters building. Revolving credit loans and standby letters of credit mature June 5, 1997 and acquisition loans are repayable in 36 equal monthly installments commencing June 5, 1998. Draws against the acquisition line of credit can be made through June 5, 1998 and mature not later than June 5, 2001. The credit facility contains covenants that, among other things, limit the amount of total consolidated debt and liens, require the maintenance of certain consolidated financial ratios, prohibit dividends and similar payments, and restrict capital expenditures, mergers, dispositions of assets and certain business acquisitions. The Company is required to pay an unused facility fee ranging from .25% to .375% per annum on the facilities, depending on certain financial ratios. Under the revolving credit facility, the Company had outstanding approximately $4,981,000 in standby letters of credit at June 30, 1996 which guarantee the payment of claims to the Company's workers' compensation insurance carrier. As of that date there were no amounts outstanding for working capital advances or under the acquisition loan facility, and all amounts under these facilities were available at June 30, 1996.

The Company anticipates that the proceeds from the initial public offering, cash flows from operations and borrowing availability under the Amended and Restated Credit Agreement will be sufficient to satisfy the Company's liquidity and working capital requirements for the foreseeable future. To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving line of credit or its acquisition loan facility, the Company believes that it will be able to secure such financing through alternate sources, such as financing from banks, or through the offering of debt and/or equity securities in the public or private markets.


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Refer to the description of pending legal proceedings found in Note 11 of the Notes to Consolidated Financial Statements under Part I, Item 1, which description is incorporated herein by reference. Reference is made to
Part II, Item 1 of the Company's Form 10-Q for the quarter ended
March 31, 1996.


Item 5.   Other Information

On Agust 12, 1996, the Company received a favorable determination letter from the Internal Revenue Services (IRS) regarding the qualified status of its defined contribution plan under Section 401(k) of the IRC.

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



                                                 THE VINCAM GROUP, INC.
                                                 ----------------------
                                                 Registrant


Dated:  August 13, 1996                          BY /s/ CARLOS A. SALADRIGAS
                                                 -----------------------------
                                                 Carlos A. Saladrigas
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer

Dated:  August 13, 1996                          BY /s/ MARTINIANO J. PEREZ
                                                 -----------------------------
                                                 Martiniano J. Perez
                                                 Vice President and
                                                 Controller

                           THE VINCAM GROUP, INC.

                        INDEX TO PART II, ITEM 6(A)

                                 EXHIBITS




 Exhibit
   No.
- --------

  11     Statement re Computation of Per Share Earnings.

  27     Financial Data Schedule.

                                                                  EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                           THE VINCAM GROUP, INC.
                    CALCULATION OF NET INCOME PER COMMON
                        AND COMMON EQUIVALENT SHARE


                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                --------------------------
                                                     1995          1996
                                                ------------  ------------

Net income                                      $   406,104  $  1,409,274
                                                ============  ============
Weighted average number of common shares
  outstanding during the period                   5,220,089     5,674,355

Assumed exercise of stock options, net of
  treasury shares acquired                          462,208       489,166

Issuance of mandatorily redeemable preferred
  stock deemed a common stock equivalent            807,462       911,279
                                                ------------  ------------
Weighted average number of shares used in
  earnings per share calculation                  6,489,759     7,074,800
                                                ============  ============
Net income per common and common
  equivalent share                              $       .06   $       .20
                                                ============  ============
Fully diluted net income per common
  and common equivalent share *                 $       .06   $       .20
                                                ============  ============


- ------------------------------
*  In accordance with the provisions of the Accounting Principles Board
   No. 15, Earnings per Share, fully diluted net income per common and common equivalent share is not presented in the Company's consolidated statements of income due to the fact that the aggregated dilution from the Company's common stock equivalents outstanding during each of the periods presented is less than 3%.