Form 10-Q
period 1996-09-30
VINCAM GROUP INC
filed 1996-11-14
CIK 1008896

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended  September 30, 1996
                               --------------------
                          or

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

               Yes    X              No
                  ---------            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class of common stock        Outstanding as of November 14, 1996
     -----------------------      -------------------------------------
         $.001 par value                       7,999,999

                           THE VINCAM GROUP, INC.

                                  INDEX

                                                           Page
                                                          ------
       Part I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of December 31,
           1995, and September 30, 1996 (Unaudited)........ 3

          Unaudited Consolidated Statements of Income
           for the three and the nine months ended
           September 30, 1995 and 1996..................... 5

          Unaudited Consolidated Statement of Changes
           in Stockholders' (Deficit) Equity for the
           nine months ended September 30, 1996............ 6

          Unaudited Consolidated Statements of Cash
           Flows for the nine months ended September 30,
           1995 and 1996................................... 7

          Notes to Consolidated Financial Statements
           (Unaudited)..................................... 10

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations................................. 17

       Part II. OTHER INFORMATION

       Item 1.  Legal Proceedings.......................... 26

       Item 5.  Other Information.......................... 26

       Item 6.  Exhibits and Reports on Form 8-K .......... 26

       SIGNATURES.......................................... 28

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                           THE VINCAM GROUP, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,   SEPTEMBER 30,
                                                     1995            1996
                                                   (Audited)      (Unaudited)
                                                 -------------   -------------
Current assets:
  Cash and cash equivalents                      $    912,272    $ 21,237,943
  Restricted cash                                   4,064,040       5,314,040
  Accounts receivable, net of allowance
   for doubtful accounts of $184,591 and
   $370,833 in 1995 and 1996, respectively          8,289,556      12,874,936
  Due from affiliates                                 101,095         105,787
  Deferred taxes                                      774,783       1,013,604
  Prepaid expenses and other
   current assets                                     378,686       1,006,736
                                                 -------------   -------------
      Total current assets                         14,520,432      41,553,046

Property and equipment, net                         2,507,025       3,306,435
Deferred taxes                                        451,529         676,566
Contract acquisition costs and
 other assets                                         339,805         325,652
Goodwill, net of accumulated
 amortization of $20,603                                --          6,096,461
                                                 -------------   -------------
                                                 $ 17,818,791    $ 51,958,160
                                                 =============   =============



                                                  DECEMBER 31,   SEPTEMBER 30,
                                                     1995            1996
                                                   (Audited)      (Unaudited)
                                                 -------------   -------------
         Liabilities and Stockholders'
               (Deficit) Equity

Current liabilities:
  Accounts payable and accrued
   expenses                                      $  1,302,665    $  2,016,912
  Accrued salaries, wages and
   payroll taxes                                    6,618,291       8,009,193
  Promissory notes and other payables                   --          2,623,437
  Reserve for claims                                2,137,149       3,170,644
  Income taxes payable                                141,987       1,697,981
  Current portion of long term
   borrowings                                       1,305,362          50,004
  Distribution payable                                700,000           --
  Deferred compensation                               263,000         242,013
                                                 -------------   -------------
      Total current liabilities                    12,468,454      17,810,184

Long term borrowings, less
 current portion                                    1,100,972         808,225
Reserve for claims                                  1,010,792       1,628,139
Income taxes payable                                1,386,323         672,818
Deferred compensation                                 294,300          41,200
Other liabilities                                      45,338          45,338
                                                 -------------   -------------
      Total liabilities                            16,306,179      21,005,904
                                                 -------------   -------------
Commitments and contingencies (Note 11)                 --              --
                                                 -------------   -------------
Preferred stock, $.01 par value,
 20,000,000 shares authorized                       6,263,610           --
                                                 -------------   -------------
Stockholders'(deficit) equity:
  Common stock, $.001 par value,
   60,000,000 shares authorized,
   7,999,999 shares issued and
   outstanding                                          4,956           8,000
  Additional paid in capital                            --         33,301,881
  Accumulated deficit                              (4,755,954)     (2,357,625)
                                                 -------------   -------------
      Total stockholders' (deficit) equity         (4,750,998)     30,952,256
                                                 -------------   -------------
                                                 $ 17,818,791    $ 51,958,160
                                                 =============   =============


The accompanying notes are an integral part of these consolidated financial statements.

                          THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                         -----------------------------   -----------------------------
                                              1995            1996            1995            1996
                                         -------------   -------------   -------------   -------------
Revenues                                 $ 58,383,091    $ 99,459,425    $170,859,711    $268,529,624
                                         -------------   -------------   -------------   -------------
Direct costs:
 Salaries, wages and employment taxes
  of worksite employees                    51,547,189      86,698,547     151,099,401     235,469,000
 Health care and workers' compensation      3,451,152       5,022,144       9,214,644      12,866,577
 State unemployment taxes and other           346,420         946,625       1,297,811       2,611,773
                                         -------------   -------------   -------------   -------------
       Total direct costs                  55,344,761      92,667,316     161,611,856     250,947,350
                                         -------------   -------------   -------------   -------------
Gross profit                                3,038,330       6,792,109       9,247,855      17,582,274
                                         -------------   -------------   -------------   -------------
Operating expenses:
 Administrative personnel                   1,566,825       3,148,502       4,554,541       7,944,154
 Other general and administrative             682,536       1,181,149       2,208,097       3,385,698
 Sales and marketing                          480,828         929,598       1,319,531       2,206,922
 Provision for doubtful accounts               45,000          97,300         130,000         310,300
 Depreciation and amortization                 90,138         186,316         230,928         445,506
                                         -------------   -------------   -------------   -------------
     Total operating expenses               2,865,327       5,542,865       8,443,097      14,292,580
                                         -------------   -------------   -------------   -------------
Operating income                              173,003       1,249,244         804,758       3,289,694
Interest income (expense), net                 10,014         294,811          19,977         456,635
                                         -------------   -------------   -------------   -------------
Income before taxes                           183,017       1,544,055         824,735       3,746,329
Provision for income taxes                    (67,180)       (555,000)       (302,989)     (1,348,000)
                                         -------------   -------------   -------------   -------------
Net income                               $    115,837    $    989,055    $    521,746    $  2,398,329
                                         =============   =============   =============   =============
Net income per common and common
 equivalent share                        $       0.02    $       0.12    $       0.08    $       0.32
                                         =============   =============   =============   =============

Weighted average number of shares
 outstanding used in earnings per
 share calculation                          6,462,207       8,534,698       6,480,474       7,563,886
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

                           THE VINCAM GROUP, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN
                      STOCKHOLDERS' (DEFICIT) EQUITY
                                (Unaudited)



                                                         Additional     Accumulated
                                     Common Stock          paid in       (deficit)
                                  Shares     Par value     capital        equity          Total
                               ------------  ---------  -------------  -------------  -------------
Balance at December 31, 1995     4,956,066   $  4,956                  $ (4,755,954)  $ (4,750,998)

Issuance of common stock, net
 of transaction costs of
 $2,958,685 charged to paid
 in capital                      2,000,000      2,000   $ 27,039,315           --       27,041,315

Conversion of preferred stock
 into common stock               1,043,933      1,044      6,262,566           --        6,263,610

Net income for the period             --         --             --        2,398,329      2,398,329
                               ------------  ---------  -------------  -------------  -------------
Balance at September 30, 1996    7,999,999   $  8,000   $ 33,301,881   $ (2,357,625)  $ 30,952,256
                               ============  =========  =============  =============  =============


























The accompanying notes are an integral part of these consolidated financial statements.

                           THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                       -----------------------------
                                                            1995            1996
                                                       -------------   -------------
Cash flows from operating activities:
 Net income                                            $    521,746    $  2,398,329
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            230,928         445,506
   Provision for doubtful accounts                          130,000         310,300
   Deferred income tax benefit                                --           (463,858)
   Changes in assets and liabilities:
    Decrease in restricted cash                             186,918           --
    Decrease (increase) in accounts receivable              565,314      (4,012,493)
    Increase in due from affiliates                          (3,550)         (4,692)
    Increase in prepaid expenses and
      other current assets                                  (33,309)       (626,094)
    Decrease (increase) in other assets                      75,272        (159,095)
    (Decrease) increase  in accounts payable and
      accrued expenses                                     (122,642)        352,026
    Increase in accrued salaries, wages, and
      payroll taxes                                         165,955         166,114
    Increase in reserve for claims                          238,324       1,220,372
    (Decrease) increase in income taxes payable            (452,866)        842,489
    Decrease in deferred compensation                         --           (274,087)
                                                       -------------   -------------
Net cash provided by operating activities                 1,502,090         194,817
                                                       -------------   -------------
Cash flows from investing activities:
 Purchases of property and equipment                       (157,641)     (1,192,790)
 Collection of notes receivable from stockholders           123,078           --
 Cash placed in escrow                                        --         (1,250,000)
 Cash paid in acquisition of SMG, net of cash
  acquired of $137,748                                        --         (2,219,566)
                                                       -------------   -------------
Net cash used in investing activities                       (34,563)     (4,662,356)
                                                       -------------   -------------
Cash flows from financing activities:
 Principal payments on borrowings                           (53,636)     (1,548,105)
 Recapitalization costs                                    (445,150)          --
 Cash paid in connection with acquisition of stock         (300,000)          --
 Issuance of common stock, net of transaction
  costs of $2,958,685                                         --         27,041,315
 Payment of distribution payable                              --           (700,000)
                                                       -------------   -------------
Net cash (used in) provided by financing activities        (798,786)     24,793,210
                                                       -------------   -------------
Net increase in cash and cash equivalents                   668,741      20,325,671
Cash and cash equivalents, beginning of period              736,420         912,272
                                                       -------------   -------------
Cash and cash equivalents, end of period               $  1,405,161    $ 21,237,943
                                                       =============   =============

                           THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (CONTINUED)


Supplemental disclosure of non-cash investing activities:
---------------------------------------------------------

Acquisition of assets of The Stone Mountain Group, Inc.
-------------------------------------------------------

  Fair Value of net assets acquired:
    Accounts receivable                           $   883,187
    Prepaid expenses and other assets                  10,231
                                                  ------------
    Total non-cash assets                             893,418
                                                  ------------

    Accounts payable and accrued expenses             362,221
    Accrued salaries, wages and payroll taxes       1,224,788
    Reserve for claims                                430,470
                                                  ------------
    Total liabilities assumed                       2,017,479
                                                  ------------

  Net non-cash liabilities assumed                  1,124,061
  Cash acquired                                       137,748
                                                  ------------
  Net liabilities assumed                         $   986,313
                                                  ============

Promissory notes payable to SMG shareholders      $ 1,373,437
Cash placed in escrow                               1,250,000
Cash paid for acquisition of SMG                    2,357,314
                                                  ------------
Purchase price                                    $ 4,980,751
                                                  ============

The following is a reconciliation of the purchase price to the excess of costs associated with the acquisition over the estimated fair value of net assets acquired allocated to goodwill:

Purchase price                                    $ 4,980,751
Net liabilities assumed                               986,313
Costs associated with the acquisition                 150,000
                                                  ------------
Amount allocated to goodwill                      $ 6,117,064
                                                  ============

In connection with the acquisition of assets of The Stone Mountain
Group, Inc., the Company issued promissory notes for $1,373,437 due in 1997 and placed in escrow $1,250,000, in accordance with an escrow agreement for potential purchase price adjustments in the event that, among other things, client retention fails to meet certain targets.

                           THE VINCAM GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                (CONTINUED)


Supplemental disclosure of non-cash financing activities:
---------------------------------------------------------

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

                           THE VINCAM GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                                (Unaudited)


NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (File No. 333-1594), as amended. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated.


NOTE 2 - ACQUISITION

On August 30, 1996, the Company acquired substantially all of the assets of The Stone Mountain Group, Inc. ("SMG"), a professional employer organization ("PEO"), headquartered in Snellville, Georgia for approximately $5 million in cash and notes (the "Acquisition"). Of the approximately $5 million purchase price, $2.4 million was paid in cash, $1.4 million will be payable in 1997, and $1.2 million was placed in escrow in accordance with an escrow agreement for potential purchase price adjustmentsin the event that, among other things, client retention fails to meet certain targets. The Acquisition was accounted for by the Company using the purchase method of accounting. The excess of costs associated with the Acquisition over the estimated fair value of net assets acquired was allocated to goodwill. Certain information necessary to determine the final purchase price of the Acquisition is not yet available; management does not expect the completion of the valuation process will have a significant effect on the accompanying financial statements. The most significant adjustments to the balance sheet resulting from the Acquisition are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows.

The following information presents the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1995 and 1996 of the Company as if the Acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization of goodwill and the related provision for taxes.

                                           (In Thousands, Except Per Share Data)

                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                    1995             1996
                                               --------------   --------------


    Revenues                                   $ 201,267,104    $ 296,245,469
                                               ==============   ==============
    Net Income                                 $     620,550    $   2,321,305
                                               ==============   ==============
    Net income per common and common
     equivalent share                          $        0.10    $        0.31
                                               ==============   ==============

These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company that would have been achieved had the Acquisition occurred at the beginning of each of the periods presented.


NOTE 3 - INITIAL PUBLIC OFFERING

In May 1996, the Company completed its initial public offering and received proceeds of approximately $27,900,000, net of $2,100,000 underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of the proceeds to retire a subordinated promissory note in the amount of $1,200,000 (see Note 7) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition, the Company incurred approximately $860,000 in other costs in connection with the offering. Simultaneously with the completion of the initial public offering, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") was converted into 1,043,933 shares of the Company's common stock (see Note 8).

Also in connection with the completion of the Company's initial public offering, the Company amended and restated its Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 39,500,000 to 60,000,000, and to increase the authorized number of shares of preferred stock from 500,000 to 20,000,000.


NOTE 4 - RESTRICTED CASH

The Company had cash deposits at December 31, 1995 and September 30, 1996 in the amount of $4,000,000 which serve as collateral on certain standby letters of credit issued in connection with the Company's workers' compensation insurance plan. These cash deposits have been classified as restricted cash in the accompanying consolidated balance sheets.

At December 31, 1995 and September 30, 1996, the Company had deposited in escrow $64,040 as collateral to guarantee the payment of workers' compensation claims under its prior workers' compensation insurance plan and has classified these amounts as restricted cash in the accompanying balance sheets.

In connection with the Acquisition, the Company placed in an escrow account $1,250,000. This amount has been classified as restricted cash in the accompanying balance sheet at September 30, 1996 (see Note 2).


NOTE 5  -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                               Estimated
                                 DECEMBER 31,   SEPTEMBER 30, useful lives
                                     1995           1996       (in years)
                                 ------------   ------------  ------------

 Land                            $   284,374    $   284,374
 Building                            775,158        775,158        30
 Building improvements               510,232        510,232        7
 Furniture and fixtures              308,924        577,258        5
 Office and computer equipment     1,353,926      2,278,381       3-5
 Vehicles                             20,249         20,249        3
                                 ------------   ------------
                                   3,252,863      4,445,652
 Less: accumulated depreciation
     and amortization               (745,838)    (1,139,217)
                                 ------------   ------------
                                 $ 2,507,025    $ 3,306,435
                                 ============   ============

At December 31, 1995 gross fixed assets included $346,690 of office and computer equipment under capital lease obligations (see Note 7).


NOTE 6  -  RESERVE FOR CLAIMS

The Company's reserves for claims costs consist of the following:

                                                DECEMBER 31,   SEPTEMBER 30,
                                                    1995           1996
                                                ------------   ------------

 Accrued workers' compensation claims           $ 2,197,374    $ 3,539,433
 Accrued health care claims                         654,182        714,070
 Reserve for behavioral health care claims          296,385        545,280
                                                ------------   ------------
                                                  3,147,941      4,798,783
 Less: workers' compensation claims
  expected to be settled in more than
  one year                                       (1,010,792)    (1,628,139)
                                                ------------   ------------
     Reserve for claims - current               $ 2,137,149    $ 3,170,644
                                                ============   ============

NOTE 7 - BORROWINGS

Borrowings are summarized as follows:

                                                DECEMBER 31,   SEPTEMBER 30,
                                                    1995           1996
                                                ------------   ------------

Subordinated note payable, repaid in May 1996
 (see Note 3)                                   $ 1,200,000    $     --

Note payable to bank, original amount of
 $1 million, repayable in monthly installments
 of $4,167, plus interest at 8.5% per annum,
 through November 1998 when a balloon
 payment of $750,000 is due, secured by land
 and building and the personal guarantees of
 the Company's principal stockholders               895,732        858,229

Capital lease obligation for computer hardware
 and software, repaid in August 1996                310,602          --
                                                ------------   ------------
                                                  2,406,334        858,229

Less: current portion                            (1,305,362)       (50,004)
                                                ------------   ------------
                                                $ 1,100,972    $   808,225
                                                ============   ============

The Company completed an initial public offering during May 1996 and used a portion of the net proceeds to repay the subordinated note payable of $1,200,000. Accordingly, this obligation has been classified as current in the accompanying balance sheet at December 31, 1995.

In December 1995, the Company entered into a credit agreement with a bank, which was amended on June 5, 1996, furher amended on September 30, 1996.
(the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a sublimit of $8,000,000 to fund working capital advances and standby letters of credit. Working capital advances under the revolving credit facility are limited to the lesser of $1,000,000 or the Borrowing Base, primarily composed of current accounts receivable from unrelated parties. Amounts outstanding under the revolving credit facility mature June 5, 1997.

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

The Credit Agreement is collateralized by substantially all of the assets of the Company, excluding the Company's headquarters building. In addition the standby letters of credit are collateralized with $4,000,000. The Credit Agreement contains customary events of default and covenants which prohibit the Company from, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to debt and interest coverage, net worth and other financial ratios.

Interest under the Credit Agreement accrues at rates based on the prime rate ("Prime") plus a margin of as much as .25%, or the Eurodollar rate (as defined in the Credit Agreement), plus a margin ranging from 1.50% to 2.00%, depending on certain financial ratios, at the Company's option.

Under the revolving credit facility, the Company had outstanding approximately $4,981,000 in standby letters of credit at September 30, 1996 which guarantee the payment of claims to the Company's workers' compensation insurance carrier. As of that date, there were no amounts outstanding for working capital advances or under the acquisition loan facility, and all amounts under these facilities were available at September 30, 1996.


NOTE 8 - MANDATORILY REDEEMABLE PREFERRED STOCK

During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged 1,043,933 shares of common stock for 165.376 shares of Series A Preferred Stock. As a result of the Company's initial public offering in May 1996, the Series A Preferred Stock was automatically converted into 1,043,933 shares of common stock (see Note 3).


NOTE 9 - EARNINGS PER SHARE

Net income per common and common equivalent share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the periods presented. For purposes of the calculation of net income per common and common equivalent share, the mandatorily redeemable preferred stock is also considered a common stock equivalent.


NOTE 10 - INCOME TAXES

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

Subsequent to December 31, 1994, the Company requested and obtained a change, for income tax purposes, in the method of accounting for its workers' compensation loss reserves. As a result, the Company recorded a deferred tax asset relating to the reserves and an increase in income taxes payable of approximately $1,386,000. Under the provisions of the Internal Revenue Code ("IRC"), the Company can amortize over three years the payment of taxes due for changes of accounting methods resulting in taxable income and can recognize currently deductions resulting from the change in method. The Company has classified as long term those taxes resulting from this change which it expects to pay in more than one year.

Realization of the amounts recorded as deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is a defendant in a lawsuit related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's original complaint sought damages in excess of $10,000,000; however, such complaint was dismissed in part and amended to seek damages in excess of $15,000. The court has sustained plaintiff's amended complaint alleging premises liability against both the Company and its client as a result of a worksite accident at client's premises. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. Discovery in the proceeding continues. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit should not have such an effect.

The Company is a defendant in a lawsuit brought in Dade County Circuit Court in November 1995 by an individual who alleges that he was injured by an employee of the Company assigned to work for a client of the Company, which client owns and operates a hotel and is a co-defendant in the litigation. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. The plaintiff alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company will be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

The Company has received a notice of assessment in the amount of approximately $72,000 from The Treasurer of the State of Florida-Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers compensation insurance fund which was declared insolvent (the "Fund"). The Company had certain worksite employees covered by the Fund during fiscal years ended December 31, 1992, 1993 and 1994. Under the notice of assessment, the Company may be subject to joint and several liability for other Fund members which may not have the ability to pay their respective share of the assessment. The Company believes that there are approximately 700 members to the Fund which have been assessed in the aggregate $37.0 million.
Although the amount of the potential exposure, if any, under the joint and several liability is not yet determinable, management believes that the Company has meritorious defenses to the assessment and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There cannot, however, be any assurance that any such liability will not have such material adverse effect.



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

Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
For this purpose, any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans,"
"expects," "intends" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such known and unknown risks, uncertainties and other factors include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services;
(ii) the Company's ability to obtain or maintain all required licenses or certifications required to further expand the range of specialized managed care services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) higher than expected workers' compensation claims under the Company's large deductible workers' compensation insurance policies; (vi) the level of acquisition opportunities available to the Company; (vii) the financial condition of the Company's clients;
(viii) additional regulatory requirements affecting the Company; (ix) the impact of competition from existing and new PEO companies; and (x) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

Vincam, one of the largest professional employer organizations ("PEOs") in the industry, provides businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits.
The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self-insured employers.

The Company's revenues include all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of worksite employees. The Company is obligated to pay the gross salaries and wages, related employment taxes and health care and workers' compensation costs of its worksite employees whether or not the Company's clients pay the Company on a timely basis or at all.
The Company believes that including such amounts as revenues appropriately reflects the responsibility which the Company bears for such amounts and is consistent with industry practice. In addition, the Company's revenues are subject to fluctuations because of (i) changes in the volume of worksite employees serviced by the Company; (ii) changes in the wage base and employment tax rates of worksite employees; and (iii) changes in the mark-up charged by the Company for its services.

The Company's primary direct costs are (i) salaries, wages, the employer's portion of social security ("FICA-O"), Medicare premiums ("FICA-M"), federal unemployment taxes ("FUTA") and the Michigan Single Business Tax, (ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in clauses (ii) and (iii). The Company manages these direct costs through its use of (i) its proprietary managed care system, which includes provider networks, utilization review and case management, (ii) educational programs designed to reduce the severity and frequency of workplace accidents, and (iii) a variety of other techniques, including drug-free workplace programs, involvement in hiring, disciplinary and termination decisions, adjudication of unemployment claims, and reassignment of laid off workers.

The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage, as well as reserves for claims which have been incurred but not reported and for anticipated loss development. The Company maintains reserves for worker's compensation, medical and behavioral health claims which reserves are estimates based on periodic rewiews of open claims, past claims experience and other factors deemed relevant by management. See Note 5 of the Notes to Consolidated Financial Statements set forth in Part I, Item 1. While the Company believes that such reserves are adequate, the Company cannot predict with certainty the ultimate liability associated with health care costs and workers' compensation claims, and past claims experience may not be indicative of future results. Accordingly, if estimated reserve amounts prove to be less than the ultimate liability with respect to such claims, the Company's financial condition, results of operations and liquidity could be materially adversely affected.


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

RESULTS OF OPERATIONS

The following table sets forth statements of operations data expressed as a percentage of total revenues:

                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                ----------------------  ----------------------
                                                  1995          1996      1995          1996
                                                 ------        ------    ------        ------
Revenues                                         100.0%        100.0%    100.0%        100.0%
Direct costs:
 Salaries, wages and employment taxes
   of worksite employees                          88.3%         87.2%     88.4%         87.7%
 Health care and workers' compensation             5.9%          5.0%      5.4%          4.8%
 State unemployment taxes and other                0.6%          1.0%      0.8%          1.0%
                                                 ------        ------    ------        ------
     Total direct costs                           94.8%         93.2%     94.6%         93.5%
                                                 ------        ------    ------        ------
Gross profit                                       5.2%          6.8%      5.4%          6.5%
                                                 ------        ------    ------        ------

Operating expenses:
  Administrative personnel                         2.7%          3.1%      2.7%          3.0%
  Other general and administrative                 1.2%          1.3%      1.3%          1.3%
  Sales and marketing                              0.8%          0.9%      0.8%          0.8%
  Depreciation and amortization                    0.2%          0.2%      0.1%          0.2%
                                                 ------        ------    ------        ------
     Total operating expenses                      4.9%          5.5%      4.9%          5.3%
                                                 ------        ------    ------        ------

Operating income                                   0.3%          1.3%      0.5%          1.2%
Interest (expense) income                          0.0%          0.3%      0.0%          0.2%
                                                  ------        ------    ------        ------
Income before taxes                                0.3%          1.6%      0.5%          1.4%
Provision for income taxes                         0.1%          0.6%      0.2%          0.5%
                                                 ------        ------    ------        ------
     Net income                                    0.2%          1.0%      0.3%          0.9%
                                                 ======        ======    ======        ======

Nine Months Ended September 30, 1996 compared to Nine Months Ended
------------------------------------------------------------------
September 30, 1995
------------------

The Company's revenues for the nine months ended September 30, 1996, were $268.5 million, of which $3.7 million were derived from the operations of SMG, compared to $170.9 million for the same period in 1995, representing an increase of $97.7 million, or 57.2%. This increase was due primarily to an increased number of PEO clients and worksite employees. At September 30, 1996, the number of PEO clients was approximately 575, of which 137 were acquired from SMG, compared to approximately 300 on the same date last year, representing an increase of 275, or 91.7%. The number of worksite employees at September 30,

1996, was approximately 17,220, of which 1,987 were acquired from SMG, compared to approximately 9,952 on the same date last year, representing an increase of 7,268, or 73.0%. In addition, the Company earned approximately $2.4 million of revenues from its workers' compensation managed care services during the nine months ended September 30, 1996, compared to $0.4 million during the comparable period of 1995. This increase in workers' compensation managed care service revenues from period to period resulted from an increased number of workers' compensation managed care service clients.

Salaries, wages and employment taxes of worksite employees were $235.5 million for the nine months ended September 30, 1996, compared to $151.1 million for the same period in 1995, representing an increase of $84.4 million, or 55.8%. Salaries, wages and employment taxes of worksite employees were 87.2% of revenues for the nine months ended September 30, 1996, compared to 88.4% for the same period in 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was due mainly to incremental revenues from the Company's workers' compensation managed care services.

Health care and workers' compensation costs were $12.9 million for the nine months ended September 30, 1996, compared to $9.2 million for the same period in 1995, representing an increase of $3.7 million, or 39.6%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the 1996 period which was a direct function of the increase of PEO clients and worksite employees. Health care and workers' compensation costs were 4.8% of revenues for the nine months ended September 30, 1996, compared to 5.4% for the same period in 1995. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to incremental revenues from the Company's workers' compensation managed care services.

State unemployment taxes and other direct costs were $2.6 million for the nine months ended September 30, 1996, compared to $1.3 million for the same period in 1995, representing an increase of $1.3 million or 101.2%.
This increase was due mainly to the higher volume of salaries and wages paid during the period which was a direct function of the increase of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's managed behavioral care services. State unemployment taxes and other direct costs were 1.0% of revenues for the nine months ended September 30, 1996, compared to 0.8% for the same period in 1995.

Gross profit was $17.6 million for the nine months ended September 30, 1996, compared to $9.3 million for the same period in 1995, representing an increase of $8.3 million, or 90.1%. Gross profit was 6.5% of revenues for the nine months ended September 30, 1996, compared to 5.4% for the same period in 1995. This increase was due mainly to the increase in revenues resulting from an increase of PEO clients and worksite employees, and from the increase in revenues from the Company's workers' compensation managed care services which carry a higher margin than the Company's PEO services.

Administrative personnel expenses were $7.9 million for the nine months ended September 30, 1996, compared to $4.6 million for the same period in 1995, representing an increase of $3.3 million, or 74.4%. This increase was primarily attributable to increased staffing to support the Company's growth. Administrative personnel expenses were 3.0% of revenues for the nine months ended September 30, 1996, compared to 2.7% for the same period in 1995.

Other general and administrative expenses, including the provision for doubtful accounts, were $3.7 million for the nine months ended September 30, 1996, compared to $2.3 million for the same period in 1995, representing an increase of $1.4 million, or 58.1%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which the Company made available to external clients for the first time in 1995. Other general and administrative expenses, including the provision for doubtful accounts, were 1.3% of revenues for the nine months ended September 30, 1996, compared to 1.3% for the same period in 1995.

Sales and marketing costs were $2.2 million for the nine months ended September 30, 1996, compared to $1.3 million for the same period in 1995, representing an increase of $0.9 million, or 67.3%, but as a percentage of revenue remained at 0.8%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets.


Three Months Ended September 30, 1996 compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1995
------------------

The Company's revenues for the three months ended September 30, 1996, were $99.5 million, of which $3.7 million were derived from the operations of SMG, compared to $58.4 million for the same period in 1995, representing an increase of $41.1 million, or 70.4%. This increase was due primarily to an increased number of PEO clients and worksite employees. At September 30, 1996, the number of PEO clients was approximately 575, of which 137 were acquired from SMG, compared to approximately 300 on the same date last year, representing an increase of 275, or 91.7%. The number of worksite employees at September 30, 1996, was approximately 17,220, of which 1,987 were acquired from SMG, compared to approximately 9,952 on the same date last year, representing an increase of 7,268, or 73.0%. In addition, the Company earned approximately $0.8 million of revenues from its workers' compensation managed care services during the three months ended September 30, 1996, compared to $0.1 million during the comparable period of 1995. This increase in workers' compensation managed care service revenues from period to period resulted from an increased number of workers' compensation managed care service clients.

Salaries, wages and employment taxes of worksite employees were $86.7 million for the three months ended September 30, 1996, compared to $51.5 million for the same period in 1995, representing an increase of $35.2 million, or 68.2%. Salaries, wages and employment taxes of worksite employees were 87.2% of revenues for the three months ended September 30, 1996, compared to 88.3% for the same period in 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was due mainly to incremental revenues from the Company's workers' compensation managed care services.

Health care and workers' compensation costs were $5.0 million for the three months ended September 30, 1996, compared to $3.5 million for the same period in 1995, representing an increase of $1.5 million, or 45.5%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the 1996 period which was a direct function of the increase of PEO clients and worksite employees. Health care and workers' compensation costs were 5.0% of revenues for the three months ended September 30, 1996, compared to 5.9% for the same period in 1995. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to incremental revenues from the Company's workers' compensation managed care services.

State unemployment taxes and other direct costs were $0.9 million for the three months ended September 30, 1996, compared to $0.3 million for the same period in 1995, representing an increase of $0.6 million or 173.3%. This increase was due mainly to the higher volume of salaries and wages paid during the period which was a direct function of the increase of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program , etc.), as well as an increase in other direct costs related to the Company's managed behavioral care services. State unemployment taxes and other direct costs were 1.0% of revenues for the three months ended September 30, 1996, compared to 0.6% for the same period in 1995.

Gross profit was $6.8 million for the three months ended September 30, 1996, compared to $3.0 million for the same period in 1995, representing an increase of $3.8 million, or 123.5%. Gross profit was 6.8% of revenues for the three months ended September 30, 1996, compared to 5.2% for the same period in 1995. This increase was due mainly to the increase in revenues resulting from an increase of PEO clients and worksite employees, and from the increase in revenues from the Company's workers' compensation managed care services which carry a higher margin than the Company's PEO services.

Administrative personnel expenses were $3.2 million for the three months ended September 30, 1996, compared to $1.6 million for the same period in 1995, representing an increase of $1.6 million, or 100.9%. This increase was primarily attributable to increased staffing to support the Company's growth. Administrative personnel expenses were 3.1% of revenues for the three months ended September 30, 1996, compared to 2.7% for the same period in 1995.

Other general and administrative expenses, including the provision for doubtful accounts, were $1.3 million for the three months ended September 30, 1996, compared to $0.7 million for the same period in 1995, representing an increase of $0.6 million, or 75.7%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which the Company made available to external clients for the first time in 1995. Other general and administrative expenses, including the provision for doubtful accounts, were 1.3% of revenues for the three months ended September 30, 1996, compared to 1.2% for the same period in 1995.

Sales and marketing costs were $0.9 million for the three months ended September 30, 1996, compared to $0.5 million for the same period in 1995, representing an increase of $0.4 million, or 73.1%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets. Sales and marketing costs were 0.9% of revenues for the three months ended September 30, 1996, compared to 0.8% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Requirements and/or Commitments
-----------------------------------------

The Company intends to expand in current markets, enter selected new markets, and introduce new products and services. In this regard, the Company may from time to time evaluate potential acquisitions which, if consummated, could require a significant capital commitment by the Company.

The Company's primary short-term liquidity requirements relate to the Company's letter of credit requirements under its workers' compensation policies, acquisition of office and computer equipment to support its growth, and the payment of current tax obligations. The Company had $4.1 million in cash at September 30, 1996 which was restricted under the terms of the Company's revolving credit facility and letters of credit thereunder (which letters of credit secure payment of workers' compensation claims) or escrowed in connection with the Company's workers' compensation insurance policy. The Company has no significant long-term debt repayment requirements.


On August 30, 1996, the Company acquired substantially all of the assets of SMG for approximately $5.0 million in cash and notes. Of the approximately
$5 million purchase price, $2.4 million was paid in cash, $1.4 million will be payable in 1997, and $1.2 million was placed in escrow in accordance with an escrow agreement for potential purchase price adjustments in the event that client retention fails to meet certain targets. The Company funded the acquisition using a portion of the proceeds from its initial public offering.

Although the Company currently has no significant capital commitments, except for the amounts due to SMG shareholders in connection with the Acquisition, the Company currently anticipates increased capital expenditures for the fourth quarter of 1996 and early part of 1997 of approximately $0.5 million, primarily for computer and office equipment. The Company's long-term liquidity needs are currently limited to debt service on the Company's outstanding long-term obligations, and income taxes.

Sources and Uses of Cash
------------------------

Net cash provided by operating activities was $0.2 million for the nine months ended September 30, 1996, compared to cash provided by operating activities of $1.5 million for the same period in 1995. This decrease of approximately $1.3 million was due mainly to increases in accounts receivable, prepaid expenses and other current assets partially off-set by an increase in reserve for claims and an increase in accrued salaries, wages, and payroll taxes during the nine months ended September 30, 1996 when compared to the same period in 1995. The increase in accounts receivable resulted from both a higher number of PEO clients and worksite employees served during the nine months ended September 30, 1996, and the timing of the payroll cycle.
The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle. The increase in prepaid expenses and other current assets was due mainly to the prepayment of various insurance policies and to an increase in prepaid marketing expenses.

The collateral requirements of the Company's workers' compensation policies are an integral part of the Company's liquidity from operating activities.
Under the terms of its revolving credit facility, the Company was able to obtain an additional $3.0 million of letters of credit without an additional cash collateral requirement. This contributed to a small decrease in restricted cash of $0.2 million during the nine months ended September 30, 1995, increasing cash provided by operations during such period.

Net cash used in investing activities was $4.7 million for the nine months ended September 30, 1996, compared to $34,563 for the same period in 1995. During the nine months ended September 30, 1995, the Company collected $123,078 from notes receivable from stockholders. In August 1996, the Company acquired substantially all of the business of SMG for approximately
$5.0 million in cash and notes. Of the approximately $5 million, $2.4 million was paid in cash on the closing date, $1.4 million will be payable in 1997, and $1.2 million was placed in escrow in accordance with an escrow agreement for potential purchase price adjustmentsin the event that, among other things, client retention fails to meet certain targets.

Net cash provided by financing activities was $24.8 million for the nine months ended September 30, 1996, compared to $0.8 million used in financing activities for the same period in 1995. In May 1996, the Company completed its initial public offering and received proceeds of $27.9 million, net of $2.1 million of underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of its proceeds to retire a subordinated promissory note in the amount of $1.2 million
(see Note 7 of Notes to Consolidated Financial Statements) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition the Company incurred approximately $860,000 in other costs in connection with the offering. Management of the Company expects to use the remaining proceeds for working capital, general corporate purposes, and expansion of the Company's operations including potential acquisitions. Pending completion of such uses, the Company has invested the net proceeds of the offering in high-quality short-term, interest bearing investment-grade debt securities, certificates of deposit or direct or guaranteed obligations of the United States.

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

Funding Sources
---------------

After the completion of the Company's initial public offering and pursuant to a commitment from Fleet National Bank ("Fleet Bank"), the Company entered into an Amended and Restated Credit Agreement providing for a $13.0 million revolving line of credit of which (i) an aggregate of $8.0 million is available for standby letters of credit and revolving credit loans for working capital purposes (which working capital loans are limited to the lesser of $1.0 million or the Borrowing Base, primarily composed of current accounts receivable from unrelated parties) and (ii) $5.0 million is available to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based on Fleet Bank's Prime Rate plus a margin of as much as .25% or its Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 1.50% to 2.00%, depending on certain financial covenants, at the Company's option. The facility is secured by substantially all of the Company's assets other than the Company's headquarters building. Revolving credit loans and standby letters of credit mature September 5, 1997 and acquisition loans are repayable in 36 equal monthly installments commencing September 5, 1998. Draws against the acquisition line of credit can be made through September 5, 1998 and mature not later than September 5, 2001. The credit facility contains covenants that, among other things, limit the amount of total consolidated debt and liens, require the maintenance of certain consolidated financial ratios, prohibit dividends and similar payments, and restrict capital expenditures, mergers, dispositions of assets and certain business acquisitions. The Company is required to pay an unused facility fee ranging from .25% to .375% per annum on the facilities, depending on certain financial ratios. Under the revolving credit facility, the Company had outstanding approximately $4,981,000 in standby letters of credit at September 30, 1996 which guarantee the payment of claims to the Company's workers' compensation insurance carrier. As of that date there were no amounts outstanding for working capital advances or under the acquisition loan facility, and all amounts under these facilities were available at September 30, 1996.

The Company anticipates that the proceeds from the initial public offering, cash flows from operations and borrowing availability under the Amended and Restated Credit Agreement will be sufficient to satisfy the Company's liquidity and working capital requirements for the foreseeable future. To the extent that the Company should require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving line of credit or its acquisition loan facility, the Company believes that it will be able to secure such financing through alternate sources, such as financing from banks, or through the offering of equity and/or debt securities in the public or private markets, or from banks.

Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings

Refer to the description of pending legal proceedings found in Note 11 of the Notes to Consolidated Financial Statements under Part I, Item 1, which description is incorporated herein by reference.


Item 5.   Other Information

On November 7, 1996, The Vincam Group, Inc. announced that it has signed a letter of intent to acquire Staff Administrator, Inc., a privately-held professional employer organization headquartered in Denver, Colorado, with approximately 3,600 worksite employees.

The non-binding letter of intent outlines a proposed business combination, to be accounted for as a pooling of interests, subject to due diligence, execution of a definitive agreement and regulatory approvals.


Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits

 Exhibit
   No.
---------

    3.1   Articles of Incorporation of the Company.

    3.2   Bylaws of the Company.

   10     Amendment to Section 10.5 dated September 30, 1996, to the Amended and
           Restated Credit Agreement, dated June 5, 1996 among The Vincam Group, Inc., its subsidiaries and Fleet National Bank of Massachusetts filed as part of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 0-28148).

   11     Statement re Computation of Per Share Earnings.

   27     Financial Data Schedule.


          (b) Reports on Form 8-K

On August 23, 1996, the Company filed a current report on Form 8-K dated August 21, 1996 with the Securities and Exchange Commission (the "Commission") reporting information under Item 5, Other Events.

On September 16, 1996, the Company filed a current report on Form 8-K dated August 30, 1996 with the Commission reporting information under Item 2, Acquisitions and Dispositions of Assets.

On November 8, 1996, the Company filed Amendment No. 1 to current report on Form 8-K dated August 30, 1996 with the Commission reporting information under
Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

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



                                                 THE VINCAM GROUP, INC.
                                                 ----------------------
                                                 Registrant


Dated:  November 14, 1996                        BY /s/ STEPHEN L. WAECHTER
                                                 -----------------------------
                                                 Stephen L. Waechter
                                                 Chief Financial Officer

Dated:  November 14, 1996                        BY /s/ MARTINIANO J. PEREZ
                                                 -----------------------------
                                                 Martiniano J. Perez
                                                 Vice President and
                                                 Controller

                           THE VINCAM GROUP, INC.

                        INDEX TO PART II, ITEM 6(a)

                                 EXHIBITS




 Exhibit
   No.
---------

    3.1   Articles of Incorporation of the Company.

    3.2   Bylaws of the Company.

   10     Amendment to Section 10.5 dated September 30, 1996, to the Amended and
           Restated Credit Agreement, dated June 5, 1996 among The Vincam Group, Inc., its subsidiaries and Fleet National Bank of Massachusetts filed as part of the Company's Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 0-28148).


   11     Statement re Computation of Per Share Earnings.

   27     Financial Data Schedule.

                                                                  EXHIBIT  3.1


                            AMENDED AND RESTATED

                         ARTICLES OF INCORPORATION

                                    OF

                          THE VINCAM GROUP, INC.


                                  ARTICLE I
                                    NAME

     The name of this corporation shall be THE VINCAM GROUP, INC. (hereinafter the "Corporation").

                                  ARTICLE II
                                   PURPOSES

     The Corporation may engage in any activity or business permitted under the laws of the United States and of the State of Florida.

                                  ARTICLE III
                               AUTHORIZED SHARES

     The total number of shares of all classes of stock which the Corporation shall have authority to issue is 80,000,000, consisting of (i) 60,000,000 shares of Common Stock, $.001 par value per share ("Common Stock"), and
(ii) 20,000,000 shares of Preferred Stock, $.01 par value per share ("Preferred Stock").

 Unless otherwise provided hereinafter or in any articles of amendment providing for the determination of a class or series of stock, shares of capital stock of the Corporation that have been issued and which are subsequently acquired by the Corporation shall constitute issued but not outstanding shares of the same class and series, until canceled or disposed of (whether by resale or otherwise) by the Corporation, and upon cancellation, the canceled shares shall constitute authorized and unissued shares of the same class and shall be undesignated as to series.

     For purposes of determining funds lawfully available for any dividends or other distribution upon shares of stock, amounts needed to satisfy the rights of shareholders upon dissolution who have preferential rights superior to those of shareholders of the stock receiving such dividend or distribution shall not be deducted from the Corporation s total assets.
The following is a statement of the designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect of each class of capital stock of the Corporation.


A.     COMMON STOCK.

     1. General. The voting, dividend and liquidation rights of the holders of the Common Stock are subject to and qualified by the rights of the holders of the Preferred Stock of any series as may be designated by the Board of Directors upon any issuance of the Preferred Stock of any series.

     2. Voting. The holders of the Common Stock are entitled to one vote for each share held at all meetings of shareholders. There shall be no cumulative voting.

     3. Dividends. Dividends may be declared and paid on the Common Stock from funds lawfully available therefor as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding Preferred Stock.

      4. Liquidation. Upon the dissolution or liquidation of the Corporation, whether voluntary or involuntary, holders of Common Stock will be entitled to receive all assets of the Corporation available for distribution to its shareholders, subject to any preferential rights of any then outstanding Preferred Stock.

B.     PREFERRED STOCK.

     Preferred Stock may be issued from time to time in one or more series, each of such series to have such terms as stated or expressed herein and in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Corporation as hereinafter provided. Any shares of Preferred Stock which may be redeemed, purchased or acquired by the Corporation may be reissued except as otherwise provided by law. Different series of Preferred Stock shall not be construed to constitute different classes of shares for the purposes of voting by classes unless expressly provided.

     Authority is hereby expressly granted to the Board of Directors from time to time to issue the Preferred Stock in one or more series, and in connection with the creation of any such series, by resolution or resolutions providing for the issue of the shares thereof, to determine and fix such voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof, including without limitation thereof, dividend rights, special voting rights, conversion rights, redemption privileges and liquidation preferences, as shall be stated and expressed in such resolutions, all to the full extent now or hereafter permitted by the corporate law of Florida. Without limiting the generality of the foregoing, the resolutions providing for issuance of any series of Preferred Stock may provide that such series shall be superior or rank equally or be junior to the Preferred Stock of any other series to the extent permitted by law. Except as otherwise specifically provided in a resolution establishing a series of Preferred Stock, no vote of the holders of the Preferred Stock or Common Stock shall be a prerequisite to the issuance of any shares of any series of the Preferred Stock authorized by and complying with the conditions of these Articles of Incorporation, the right to have such vote being expressly waived by all present and future holders of the capital stock of the Corporation.


                                  ARTICLE IV
                         REGISTERED AGENT AND OFFICE

     The registered agent of this Corporation and his address is as follows:
William F. Cueto, 2850 Douglas Road, Coral Gables, Florida 33134.

                                  ARTICLE V
                              PRINCIPAL OFFICE

     The Corporation shall maintain its principal office at 2850 Douglas Road, Coral Gables, Florida 33134, or at such other place as the Board of Directors may designate from time to time.

                                  ARTICLE VI
                              BOARD OF DIRECTORS

     The Corporation shall have at least one director, but the Bylaws may provide for the increase or decrease in the number of directors, provided that the number of directors shall never be less than one.

                                  ARTICLE VII
                            REMOVAL OF DIRECTORS

     Any or all directors of the Corporation may be removed from office at any time, but only for cause and by the affirmative vote of the holders of eighty percent (80%) of the issued and outstanding shares of the capital stock of the Corporation entitled to vote generally for the election of directors, taken at a duly called annual or special meeting of the shareholders.

                                  ARTICLE VIII
                               SHAREHOLDER ACTION

     Any action required or permitted to be taken by the shareholders of the Corporation must be effected at a duly called annual or special meeting of shareholders of the Corporation and may not be effected by any consent in writing by such shareholders.

                                  ARTICLE IX
                       SPECIAL MEETINGS OF SHAREHOLDERS

     Special meetings of the shareholders of the Corporation, for any purpose or purposes, may be called by the Board of Directors, Chairman of the Board or President, and shall be called by the Chairman of the Board or Secretary, upon the written request of the holders of not less than fifty percent (50%) of the issued and outstanding shares of the capital stock of the Corporation entitled to vote on each issue proposed to be considered at such meeting.

                                  ARTICLE X
                            AMENDMENT OF THE BYLAWS

     In furtherance and not in limitation of the powers conferred by the laws of the State of Florida, the Board of Directors of the Corporation is expressly authorized to adopt, amend, alter and repeal the bylaws of the Corporation. Shareholders may adopt, amend, repeal or alter the bylaws of the Corporation, including bylaws adopted by the Board of Directors, without approval of the Board of Directors only if such adoption, amendment, repeal or alteration is approved by the affirmative vote of the holders of at least eighty percent (80%) of the issued and outstanding shares of the capital stock of the Corporation entitled to vote on such matters.


                                  ARTICLE XII
                                INDEMNIFICATION
Section 1.  Indemnification.

     (a) The Corporation (and any successor to the Corporation by merger or otherwise) shall, and does hereby, indemnify, to the fullest extent permitted or authorized by current or future legislation (specifically including the full extent of indemnification permitted by 607.0850(7) Fla. Stat. (1994), or current or future judicial or administrative decisions (but, in the case of any such future legislation or decisions, only to the extent that it permits the Corporation to provide broader indemnification rights than permitted prior to such legislation or decision), each person (including the heirs, personal representatives, executors, administrators and estate of the person) who was or is a party, or is threatened to be made a party, or was or is a witness, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and any appeal therefrom (collectively, a "Proceeding"), against all liability (which for purposes of this Article includes all judgments, settlements, penalties, fines and taxes under the Employee Retirement Income Security Act of 1974, as amended) and costs, charges, and expenses (including attorneys' fees) asserted against him or incurred by him by reason of the fact that the person is or was (i) a director, or (ii) an officer or an employee of the Corporation who is specifically granted the indemnification rights provided hereby by the Board of Directors, or (iii) serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including serving as a fiduciary of an employee benefit plan) and as to whom the Board has granted the right to indemnification provided hereby (each an Indemnified Person ).

     (b) Notwithstanding the foregoing, except with respect to the indemnification specified in the third sentence of Section 3 of this Article, the Corporation shall indemnify an Indemnified Person in connection with a Proceeding (or part thereof) initiated by an Indemnified Person only if authorization for the Proceeding (or part thereof) was not denied by the Board of Directors of the Corporation, acting in its sole discretion, within 60 days after receipt of notice thereof from the Indemnified Person.

Section 2. Advance of Costs, Charges and Expenses. Costs, charges and expenses (including attorneys' fees) incurred by an Indemnified Person in defending a Proceeding shall be paid by the Corporation to the fullest extent permitted or authorized by current or future legislation or current or future judicial or administrative decisions (but, in the case of any future legislation or decisions, only to the extent that it permits the Corporation to provide broader rights to advance costs, charges and expenses than permitted prior to the legislation or decisions) in advance of the final disposition of the Proceeding, upon receipt of an undertaking reasonably satisfactory to the Board of Directors (the "Undertaking") by or on behalf of the Indemnified Person to repay all amounts so advanced if it is ultimately determined that such person is not entitled to be indemnified by the Corporation as authorized in this Article; provided that, in connection with a Proceeding (or part thereof) initiated by such Indemnified Person (except a Proceeding authorized by the second sentence of Section 3 of this Article), the Corporation shall pay the costs, charges and expenses in advance of the final disposition of the Proceeding only if authorization for the Proceeding (or part thereof) was not denied by the Board of Directors of the Corporation, acting in its sole discretion, within 60 days after receipt of a request for advancement accompanied by an Undertaking. A person to whom costs, charges and expenses are advanced pursuant to this Article shall not be obligated to repay pursuant to the Undertaking until the final determination of (a) the pending Proceeding in a court of competent jurisdiction concerning the right of that person to be indemnified or (b) the obligation of the person to repay pursuant to the Undertaking.

     The Board of Directors may, upon approval of the Indemnified Person, authorize the Corporation's counsel to represent the Indemnified Person in any action, suit or proceeding, whether or not the Corporation is a party to the action, suit or proceeding. In the event that the Corporation s counsel is representing the

Indemnified Person and subject to any limitations imposed by law or any insurance policy referred to in Section 5 of this Article XI, any Indemnified Person shall have the right to retain separate counsel and to have the fees and expenses of such counsel paid as incurred as provided herein in the event such person reasonably believes that there is an actual or potential conflict in interest between the Corporation and such person or in the event the Corporation or its insurer shall have failed to assume the defense and employ counsel acceptable to such person within a reasonable period of time after commencement of any action.

Section 3. Procedure For Indemnification. Any indemnification or advance under this Article shall be made promptly, and in any event within 60 days after delivery of the written request of the Indemnified Person. The right to indemnification or advances as granted by this Article shall be enforceable by an Indemnified Person in any court of competent jurisdiction if the Corporation denies the request under this Article in whole or in part, or if no disposition of the request is made within the 60-day period after delivery of the request. The requesting person's costs and expenses incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any action shall also be indemnified by the Corporation. It shall be a defense available to the Corporation to assert in the action that indemnification is prohibited by law or that the claimant has not met the standard of conduct, if any, required by current or future legislation or by current or future judicial or administrative decisions for indemnification (but, in the case of future legislation or decision, only to the extent that the legislation does not impose a more stringent standard of conduct than permitted prior to the legislation or decisions). The burden of proving this defense shall be on the Corporation. Neither (a) the failure of the Corporation (including its Board of Directors or any committee thereof, its independent legal counsel, and its shareholders) to have made a determination (prior to the commencement of the action) that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct, if any, nor (b) the fact that there has been an actual determination by the Corporation (including its Board of Directors or any committee thereof, its independent legal counsel, and its shareholders) that the claimant has not met the applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

Section 4. Survival of Indemnification. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those indemnified may now or hereafter be entitled under any by-law, statute, agreement, vote of shareholders or disinterested directors or recommendation of counsel or otherwise, both as to actions in the person's capacity as a director, officer or employee and as to actions in another capacity while still a director, officer or employee, and shall continue as to an Indemnified Person who has ceased to be a director or officer or employee and shall inure to the benefit of the estate, heirs, personal representatives, beneficiaries, executors and administrators of such a person. All rights to indemnification and advances under this Article shall be deemed to be a contract between the Corporation and each Indemnified Person who is an Indemnified Person at any time while this
Article is in effect. Any repeal or modification of this Article or any repeal or modification of relevant provisions of the Florida Business Corporation Act or any other applicable laws shall not in any way diminish the rights to indemnification of such Indemnified Person or the obligations of the Corporation arising hereunder for claims relating to matters occurring prior to the repeal or modification. The Board of Directors of the Corporation shall have the authority, by resolution, to provide for indemnification of officers, employees or agents of the Corporation and for such other indemnification of Indemnified Persons as it deems appropriate.

Section 5. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including serving as a fiduciary of an employee benefit plan), against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article or the applicable provisions of the Florida Business Corporation Act.

Section 6. Savings Clause. If this Article or any portion is invalidated or held to be unenforceable on any ground by a court of competent jurisdiction, the Corporation shall nevertheless indemnify each Indemnified Person described in Section 1 of this Article to the fullest extent permitted by all applicable portions of this Article that have not been invalidated or adjudicated unenforceable, and as permitted by applicable law.

                                   ARTICLE XII
                              AMENDMENT OF ARTICLES

     The Corporation reserves the right to amend, alter, change or repeal any provision contained in these Articles of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred on shareholders herein are granted subject to this reservation. Notwithstanding the foregoing, the provisions of this Article XII and the provisions of Articles VII, IX and X of these Amended and Restated Articles of Incorporation may not be altered, amended or repealed in any respect unless such alteration, amendment or repeal is approved by the affirmative vote of the holders of at least eighty percent (80%) of the issued and outstanding shares of capital stock of the Corporation entitled to vote on such matter, voting together as a single class; provided, however, that such eighty percent (80%) vote shall not be required for any alteration, amendment or repeal unanimously recommended by the Board of Directors.

                              *           *          *

     These Amended and Restated Articles of Incorporation were duly adopted pursuant to Sections 607.1003 and 607.1007 of the Florida Business Corporation Act by the Board of Directors of the Corporation on February 19, 1996 and by the written consent of the holders of the issued and outstanding shares of the Common Stock and Series A Participating Preferred Stock dated as of April 30, 1996. The number of votes cast in favor of these Amended and Restated Articles of Incorporation voting together as a class, was sufficient for the approval by such holders.

     IN WITNESS WHEREOF, the Corporation has caused these Amended and Restated Articles of Incorporation to be executed by its President and Secretary on May 15, 1996.

                                   THE VINCAM GROUP, INC.


                                   By: /s/ CARLOS A. SALADRIGAS
                                   Carlos A. Saladrigas, President


                                   By: /s/ MARTINIANO J. PEREZ
                                   Martiniano J. Perez, Secretary

                                                                  EXHIBIT  3.2


                        AMENDED AND RESTATED BYLAWS

                                     OF

                           THE VINCAM GROUP, INC.

                                  ARTICLE I

Section l. Registered Office. The registered office of The Vincam Group, Inc., a Florida corporation (the "Corporation"), shall be located in the State of Florida.

Section 2. Other Offices. The Corporation may also have offices at such other places, either within or without the State of Florida, as the Board of Directors of the Corporation (the "Board of Directors") may from time to time determine or as the business of the Corporation may require.

                                  ARTICLE II
                          Meetings of Shareholders

Section l. Annual Meetings. All annual meetings of the shareholders of the Corporation for the election of directors and for such other business as may properly come before the meeting shall be held on such date and at such time as may be fixed, from time to time, by the Board of Directors, and at such place, within or without the State of Florida, as may be designated by the Board of Directors and stated in the notice of meeting or in a duly executed waiver of notice thereof.

Section 2. Business at Annual Meeting. At an annual meeting of the shareholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be
(a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or
(c) otherwise properly brought before an annual meeting by a shareholder.
For business to be properly brought before an annual meeting by a shareholder, the shareholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 50 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 60 days notice or prior public disclosure of the date of the meeting is given or made to the shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A shareholder s notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Corporation s books, of the shareholder proposing such business, (c) the class and number of shares of the Corporation which are owned of record and beneficially by the shareholder, and (d) any material interest of the shareholder in such business. No later than the 15th day following the date of receipt of a shareholder notice pursuant to this
Section 2, the Chairman of the Board of Directors of the Corporation shall, if the facts warrant, determine and notify in writing the shareholder submitting such notice that such notice was not made in accordance with the time limits and/or other procedures prescribed by the Bylaws. If no such notification is mailed to such shareholder within such 15-day period, such shareholder notice containing a matter of business shall be deemed to have been made in accordance with the provisions of this Section 2. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Section 2. Notwithstanding the foregoing provisions of this Section, a shareholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act ), and the rules and regulations promulgated thereunder, with respect to the matters set forth in this Section. Nothing in this Section shall be deemed to affect any rights of shareholders to request inclusion of proposals in the Corporation s proxy statement pursuant to the applicable rules under the Exchange Act.

Section 3. Special Meetings. (a) Special meetings of the shareholders may be called by the Board of Directors, the Chairman of the Board or the President, and shall be called by the Chairman of the Board or Secretary upon the request of the holders of not less than fifty percent (50%) of the issued and outstanding shares of the capital stock of the Corporation entitled to vote on each issue proposed to be considered at such meeting. Before a shareholder may request or demand that a special meeting of the shareholders be held for any purpose, the following procedure must be satisfied:

     (A) Each shareholder seeking to request or demand, or to have the shareholders request or demand, a special meeting shall first, by written notice to the Secretary of the Corporation, request the Board of Directors to fix a record date, pursuant to Section 6 of Article II of these Bylaws, for the purpose of determining the shareholders entitled to request the special meeting. The Board of Directors shall promptly, but in all events within 15 days after the date upon which such a request is received, fix such a record date. Every request to fix a record date for determining the shareholders entitled to request a special meeting shall be in writing and shall set forth (i) a brief description of the business desired to be brought before a special meeting and the reasons for conducting such business at a special meeting, (ii) the name and address, as they appear on the Corporation s books, of the shareholder making such request, (iii) the class and number of shares of the Corporation which are owned of record and beneficially by the shareholder, (iv) any material interest of the shareholder in the business and (v) shall bear the signature and date of signature of the shareholder.

     In the event of the delivery to the Corporation of any request(s) or demand(s) by shareholders with respect to a special meeting, and/or any related revocation or revocations, the Corporation shall engage nationally recognized independent inspectors of elections for the purpose of performing a prompt ministerial review of the validity of the requests, demands and/or revocations.

     (B) No request or demand with respect to calling a special meeting of shareholders shall constitute a valid and effective shareholder request or demand for a special meeting (i) unless (x) within 60 days of the record date established in accordance with paragraph (A) of this Section 3(a), written requests or demands signed by shareholders of record representing a sufficient number of shares as of such record date to request or demand a special meeting pursuant to this Section are delivered to the Secretary of the Corporation and
(y) each request or demand is made in accordance with and contains the information required by paragraph (A) of this Section 3(a) and (ii) until such date as the independent inspectors engaged in accordance with this Section 3(a) certify to the Corporation that the requests or demands delivered to the Corporation in accordance with clause (i) of this paragraph (B) represent at least the minimum number of shares that would be necessary to request such a meeting pursuant to this Section.

     (C) If the Corporation determines that a shareholder or shareholders have satisfied the notice, information and other requirements specified in this
Section 3, then the Board of Directors shall adopt a resolution calling a special meeting of the shareholders and fixing a record date, pursuant to
Section 6 of this Article II, for the purposes of determining the shareholders entitled to notice of and to vote at such special meeting. Notice of such special meeting shall be provided in accordance with Section 4 of this
Article II, provided that such notice shall be given within 60 days (or such longer period as from time to time may be permitted by law) after the date the request(s) or demand(s) for such special meeting is(are) delivered to the Corporation in accordance with this Section.

     (b) Subject to the foregoing, special meetings of shareholders may be held at such time and date, and at such place, within or without the State of Florida, as shall be designated by the Board of Directors or the Chairman and set forth in the notice of meeting required pursuant to Section 4 of this Article. In fixing a meeting date for a special meeting of shareholders, the Board of directors may consider such factors as it deems relevant within the good faith exercise of its business judgment, including, without limitation, the nature of the action proposed to be taken, the facts and circumstances surrounding the request, and any plan of the Board of Directors to call a special or annual meeting of shareholders for the conduct of related business, provided that such meeting date shall be within 120 days (or such longer period as may from time to time be permitted by law) after the date the request(s) or demand(s) for such special meeting is(are) delivered to the Corporation
in accordance with this Section.   Only business within the purpose or purposes
described in the notice required pursuant to Section 4 of this Article may be conducted at a special meeting of shareholders.

     (c) Notwithstanding the foregoing provisions of this Section, a shareholder shall also comply with all applicable requirements of the Exchange Act, and the rules and regulations promulgated thereunder, with respect to the matters set forth in this Section. Nothing contained in this Section shall in any way be construed to suggest or imply that the Board of Directors or any shareholder shall not be entitled to contest the validity of any request or demand or revocation thereof, or to take any other action (including, without limitation, the commencement, prosecution or defense of any litigation with respect thereto).

Section 4. Notice. A written notice of each meeting of shareholders shall be given to each shareholder entitled to vote at the meeting at the address as it appears on the stock transfer records of the Corporation, not less than 10 nor more than 60 days before the date of the meeting, by or at the direction of the Chairman, the Board of Directors, the President or the Secretary. If the notice is mailed at least 30 days before the date of the meeting, it may be done by a class of United States mail other than first class. The notice so given shall state the date, time and place of the meeting and, in the case of a special shareholders' meeting, the purpose or purposes for which the meeting is called. If mailed, notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid. If a shareholders' meeting is adjourned to a different date, time or place, notice need not be given of the new date, time or place if the new date, time or place is announced at the meeting before an adjournment is taken. At such an adjourned meeting any business may be transacted that might have been transacted on the original date of the meeting. If, however, after the adjournment, the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting will be given on the new record date as provided in this Article to each shareholder of record entitled to vote at such meeting.

Section 5.  Waiver of Notice.  Shareholders may waive notice of any meeting before or after the date and time specified in the written notice of meeting.  Any such waiver of notice must be in writing, be signed by the shareholder entitled to the notice and be delivered to the Corporation for inclusion in the appropriate corporate records.
Neither the business to be transacted at, nor the purpose of, any shareholders'
meeting need be specified in any written waiver of notice.  Attendance of a person at a shareholders' meeting shall constitute a waiver of notice of such meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting.

Section 6.  Record Date.  For the purpose of determining shareholders entitled to notice of or to vote at a shareholders' meeting, to demand a special meeting, or to take any other action, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than 70 days nor, in the case of a shareholders' meeting, less than 10 days, prior to the date on which the particular action requiring such determination of shareholders is to be taken.  If no record date is fixed for the determination of shareholders entitled to notice of or to vote at a shareholders' meeting, then the record date for such meeting shall be the close of business on the day before the first notice is delivered to shareholders.  A determination of shareholders entitled to notice of or to vote at a shareholders' meeting is effective for any adjournment of the meeting unless the Board of Directors fixes a new record date for the adjourned meeting, which it must do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

Section 7.  Quorum.  A majority of the shares entitled to vote on a matter, represented in person or by proxy, shall constitute  a quorum for action on that matter at a meeting of shareholders.  If a quorum is not present or represented at a meeting of shareholders, the holders of a majority of the shares represented, and who would be entitled to vote at a meeting if a quorum were present, may adjourn the meeting from time to time.  Once a quorum has been established at a shareholders'
meeting, the subsequent withdrawal of shareholders, so as to reduce the number of shares entitled to vote at the meeting below the number required for a quorum, shall not affect the validity of any action taken at the meeting or any adjournment thereof.

Section 8.  Voting.  If a quorum is present, action on a matter, other than the election of directors, shall be approved if the votes cast by the shareholders represented at the meeting and entitled to vote on the subject matter favoring the action exceeds the votes cast opposing the action, unless a different number of affirmative votes or voting by classes is required by Florida law or by the Articles of Incorporation or these bylaws.  Directors shall be elected in accordance with
Article III, Section 3, of these Bylaws.  Each outstanding share shall be entitled to vote at a meeting of shareholders as provided under the Articles of Incorporation or any amendment thereof or under Florida law.  An alphabetical list of shareholders entitled to notice of a shareholder's meeting shall be available for inspection by any shareholder for a period of 10 days prior to the meeting or such shorter time as exists between the record date and the meeting and continuing through the meeting at a place as permitted by Section 607.0720 of the Florida Business Corporation Act.

Section 9.  Shareholder Actions.  Any action required or permitted to be taken by the shareholders may be taken only at an annual or special meeting of shareholders.

Section 10.  Proxies.  A shareholder entitled to vote at any meeting of shareholders or any adjournment thereof may vote in person or by proxy.  A shareholder may appoint a proxy to vote or otherwise act for him by signing an appointment form, either personally or by his attorney-in-fact.  An appointment of proxy is effective when received by the Secretary or other officer or agent authorized to tabulate votes.  If an appointment form designates two or more persons to act as proxies, a majority of these persons present at the meeting, or if only one is present, that one, has all of the powers conferred by the instrument upon all the persons designated unless the instrument provides otherwise.  No appointment shall be valid for more than 11 months after the date of its execution unless a longer period is expressly provided in the appointment form.

                                  ARTICLE III
                                   Directors

Section l.  Powers.  All corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation shall be managed under the direction of the Board of Directors.  Directors must be natural persons who are at least 18 years of age but need not be residents of Florida or shareholders of the
Corporation.

Section 2.  Compensation.  Unless specifically authorized by a resolution of the Board of Directors, the directors shall serve in such capacity without compensation.  The directors may be paid their expenses, if any, of attendance at each meeting of the
Board of Directors.  No such payments shall preclude any director from serving in any other capacity and receiving compensation therefor.

Section 3.  Number, Election and Term.  The number of directors which shall constitute the whole board shall be such number as is determined from time to time by resolutions of the Board of Directors, but not less than one.  Any decrease in the number of directors shall not shorten the term of an incumbent director.  Directors shall be elected annually, at the annual meeting of shareholders of the Corporation, by a plurality of the votes cast by the shares entitled to vote in the election at a meeting at which a quorum is present.  The terms of all directors expire at the next annual shareholders' meeting following their election and when their successors are elected and shall qualify, or upon their earlier resignation, removal from office or death.  The Chairman of the Board of Directors shall preside at all meetings of directors and of shareholders.

Section 4.  Nominating Committee.   Only persons who are nominated in accordance with
the procedures set forth in this Section 4 shall be eligible for election as directors.  Nominations of persons for election to the Board of Directors of the
Corporation may be made at a meeting of shareholders by or at the direction of the
Board of Directors or by any shareholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 4.  Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the
Secretary of the Corporation.  To be timely, a shareholder s notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 50 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 60 days  notice or prior public disclosure of the date of the meeting is given or made to shareholders, notice by the shareholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.  Such shareholder s notice shall set forth (a) as to each person whom the shareholder proposes to nominate for election or re-election as a director,
(i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Corporation which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including without limitation such person s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the shareholder giving the notice
(i) the name and address, as they appear on the Corporation s books, of such shareholder and (ii) the class and number of shares of the Corporation which are beneficially owned by such shareholder.  At the request of the Board of Directors, any person nominated by the Board of Directors for election as a director shall furnish to the Secretary of the Corporation that information required to be set forth in a shareholder s notice of nomination which pertains to the nominee.  No later than the
15th day following the date of receipt of a shareholder nomination submitted pursuant to this Section 4, the Chairman of the Board of Directors of the Corporation shall, if the facts warrant, determine and notify in writing the shareholder making such nomination that such nomination was not made in accordance with the time limits and/or other procedures prescribed by the Bylaws.  If no such notification is mailed to such shareholder within such 15-day period, such nomination shall be deemed to have been made in accordance with the provisions of this Section 4.  No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 4.

Section 5.  Vacancies.  Any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors.  A director elected to fill a vacancy shall hold office only until the next shareholders' meeting at which directors are elected.

Section 6.  Removal of Directors.  The shareholders may remove one or more directors at any time, but only for cause and by the affirmative vote of the holders of eighty percent (80%) of the issued and outstanding shares of the capital stock of the
Corporation entitled to vote generally for the election of directors.  A director may be removed for cause by the shareholders at a meeting of shareholders, provided the notice of the meeting states that the purpose, or one of the purposes, of the meeting is the removal of the director.

Section 7.  Quorum and Voting.  A majority of the number of directors fixed by or in accordance with these Bylaws shall constitute a quorum for the transaction of business at any meeting of directors.  If a quorum is present when a vote is taken, the affirmative vote of a majority of the directors present shall be the act of the Board of Directors.

Section 8.  Deemed Assent.  A director who is present at a meeting of the Board of
Directors or a committee of the Board of Directors when corporate action is taken is deemed to have assented to the action taken unless (i) the director objects at the beginning of the meeting (or promptly upon his arrival) to the holding of the meeting or transacting specified business at the meeting, or (ii) the director votes against or abstains from the action taken.

Section 9.  Committees.  The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate from among its members an executive committee and one or more other committees each of which must have at least two members and, to the extent provided in the designating resolution, shall have and may exercise all the authority of the Board of Directors, except such authority as may be reserved to the Board of Directors under Florida law.

Section 10.  Meetings.  Regular and special meetings of the Board of Directors shall be held at the principal place of business of the Corporation or at any other place, within or without the State of Florida, designated by the person or persons entitled to give notice of or otherwise call the meeting.  Meetings of the Board of Directors may be called by the Chairman of the Board, by the President or any two directors.  A majority of the directors present, whether or not a quorum exists, may adjourn any meeting of the Board of Directors to another time and place.  Notice of an adjourned meeting shall be given to the directors who were not present at the time of the adjournment and, unless the time and place of the adjourned meeting are announced at the time of the adjournment, to the directors who were present.  Members of the Board of Directors (and any committee of the Board) may  participate in a meeting of the
Board (or any committee of the Board) by means of a telephone conference or similar communications equipment through which all persons participating may simultaneously hear each other during the meeting; participation by these means constitutes presence in person at the meeting.
Section 11.  Notice of Meetings.  Regular meetings of the Board of Directors may be held without notice of the date, time, place or purpose of the meeting, so long as the date, time and place of such meetings are fixed generally by the Board of Directors.
Special meetings of the Board of Directors must be preceded by at least two days'
written notice of the date, time and place of the meeting.  The notice need not describe either the business to be transacted at or the purpose of the special meeting.

Section 12.  Waiver of Notice.  Notice of a meeting of the Board of Directors need not be given to a director who signs a waiver of notice either before or after the meeting.  Attendance of a director at a meeting shall constitute a waiver of notice of that meeting and a waiver of any and all objections to the place of the meeting, the time of the meeting and the manner in which it has been called or convened, except when a director states, at the beginning of the meeting or promptly upon arrival at the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.  The waiver of notice need not describe either the business to be transacted at or the purpose of the special meeting.

Section 13.  Director Action Without a Meeting.  Any action required or permitted to be taken at a meeting of the Board of Directors (or a committee of the Board) may be taken without a meeting if the action is taken by the written consent of all members of the Board of Directors (or of the committee of the Board).  The action must be evidenced by one or more written consents describing the action to be taken and signed by each director (or committee member), which consent(s) shall be filed in the minutes of the proceedings of the Board.  The action taken shall be deemed effective when the last director signs the consent, unless the consent specifies otherwise.

                                   ARTICLE IV
                                    Officers

Section l.  Officers.  The Corporation shall have a President, one or more Vice
Presidents, a Secretary and a Treasurer, each of whom shall be appointed by the Board of Directors.  Such other officers and assistant officers and agents as may be deemed necessary or desirable may be appointed by the Board of Directors  from time to time.
Any two or more offices may be held by the same person.


 Section 2.  Duties.  The officers of the Corporation shall have the following duties:

     The President shall be the chief executive officer of the Corporation and shall have general and active management of the business and affairs of the Corporation subject to the direction of the Board of Directors.  The President shall see to it that all orders and resolutions of the Board are carried into effect.  The President shall preside at all meetings of the shareholders and the Board of Directors, unless the Board of Directors shall have elected a Chairman other than the President.

     Each Vice President shall perform such duties as the Board of Directors may from time to time prescribe.

     The Secretary shall have custody of and shall maintain all of the corporate records (except the financial records), shall record the minutes of all meetings of the shareholders and the Board of Directors, shall authenticate records of the
Corporation, shall send all notices of meetings and shall perform such other duties as are prescribed by the Board of Directors.

     The Treasurer shall have custody of all corporate funds, securities and financial records, shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositaries as may be designated by the Board of Directors.  He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render an account of all his transactions as treasurer and of the financial condition of the Corporation at regular meetings of the Board or when the Board of Directors so requests.  The Treasurer shall also perform such other duties as are prescribed by the Board of Directors.

     Each other officer and assistant officer, if any, shall be appointed by the Board of Directors and shall have such powers and shall perform such duties as shall be assigned by them by the Board of Directors.

Section 3.  Resignation of Officer.  An officer may resign at any time by delivering notice to the Corporation.  The resignation shall be effective upon receipt, unless the notice specifies a later effective date.  If the resignation is effective at a later date and the Corporation accepts the future effective date, the Board of
Directors may fill the pending vacancy before the effective date provided the Board of
Directors provides that the successor officer does not take office until the future effective date.

Section 4.  Removal of Officer.  The Board of Directors may remove any officer at any time with or without cause.  Any officer or assistant officer, if appointed by another officer, may be removed by the appointing officer.

Section 5.  Compensation.  The compensation of officers shall be fixed from time to time at the discretion of the Board of Directors.  The Corporation may enter into employment agreements with any officer of the Corporation.

                                   ARTICLE V
                              Stock Certificates

Section 1.  Issuance.  Every holder of shares in this Corporation shall be entitled to have a certificate representing all shares to which he is entitled.  No certificate shall be issued for any share until the consideration therefor has been fully paid.

Section 2. Form. Certificates representing shares in this Corporation shall be signed by the President and the Secretary or any Assistant Secretary of the Corporation, or by any other two officers designated by the Board of Directors.

Section 3.  Registered Shareholders.  The Corporation shall be entitled to treat the holder of record of shares as the holder in fact and, except as otherwise provided by the laws of Florida, shall not be bound to recognize any equitable or other claim to or interest in the shares.

Section 4.  Transfer of Shares.  Shares of the Corporation shall be transferred on its books only after the surrender to the Corporation or the transfer agent of the share certificates duly endorsed by the holder of record or attorney-in-fact.  If the surrendered certificates are canceled, new certificates shall be issued to the person entitled to them, and the transaction recorded on the books of the Corporation.

Section 5.  Lost, Stolen or Destroyed Certificates.  If a shareholder claims that one or more of his certificates for shares issued by the Corporation have been lost, stolen or destroyed, a new certificate shall be issued upon delivery to  the
Corporation of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed, and, at the discretion of the Board of
Directors, upon the deposit of a bond or other indemnity as the Board reasonably requires.

                                   ARTICLE VI
                                 Distributions

          The Board of Directors may from time to time authorize and declare, and the
Corporation may pay, distributions (including but not limited to dividends on, and redemptions and other acquisitions of shares of the Corporation's stock) on its outstanding shares in cash, property, or its own shares, provided any such distribution is in compliance with the applicable restrictions and other provisions of
Florida law.

                                   ARTICLE VII
                   Corporate Records; Financial Information

Section l.  Corporate Records.

     (A)  The Corporation shall keep as permanent records minutes of all meetings of its shareholders and Board of Directors, a record of all actions taken by the shareholders or Board of Directors without a meeting, and a record of all actions taken by a committee of the Board of Directors in place of the Board of Directors on behalf of the Corporation.

     (B)     The Corporation or its agent shall maintain accurate accounting records and a record of its shareholders in a form that permits preparation of a list of the names and addresses of all shareholders in alphabetical order by class of shares showing the number and series of shares held by each.
     (C)     The Corporation shall keep a copy of: its articles or restated articles of incorporation and all amendments to them currently in effect; its Bylaws or restated Bylaws and all amendments currently in effect; resolutions adopted by the
Board of Directors creating one or more classes or series of shares and fixing their relative rights, preferences, and limitations, if shares issued pursuant to those resolutions are outstanding; the minutes of all shareholders' meetings and records of all actions taken by shareholders without a meeting for the past three years; written communications to all shareholders generally or all shareholders of a class or series within the past three years, including the financial statements furnished  for the past three years; a list of names and business street addresses of its current directors and officers; and its most recent annual report delivered to the Department of State.

     (D) The Corporation shall maintain its records in written form or in another form capable of conversion into written form within a reasonable time.

 Section 2.  Financial Statements for Shareholders.

     (A)  Unless modified by resolution of the shareholders within 120 days after the close of each fiscal year, the Corporation shall furnish its shareholders with annual financial statements which may be consolidated or combined statements of the
Corporation and one or more of its subsidiaries, as appropriate, that include a balance sheet as of the end of the fiscal year, an income statement for that year, and a statement of cash flows for that year.  If financial statements are prepared for the
Corporation on the basis of generally accepted accounting principles, the annual financial statements must also be prepared on that basis.

     (B)  If the annual financial statements are reported upon by a public accountant, his report must accompany them.  If not, the statements must be accompanied by a statement of the President, the Treasurer or the person responsible for the
Corporation's accounting records stating his reasonable belief whether the statements were prepared on the basis of generally accepted accounting principles and, if not, describing the basis of preparation and describing any respects in which the statements were not prepared on a basis of accounting consistent with the statements prepared for the preceding year.

     (C)  The Corporation shall mail the annual financial statements to each shareholder within 120 days after the close of each fiscal year or within such additional time thereafter as is reasonably necessary to enable the Corporation to prepare its financial statements if, for reasons beyond the Corporation's control, it is unable to prepare its financial statements within the prescribed period.
Thereafter, on written request from a shareholder who was not mailed the statements, the Corporation shall mail him the latest annual financial statements.

Section 3.  Other Reports to Shareholders.

     (A)  If the Corporation indemnifies or advances expenses to any director, officer, employee or agent otherwise than by court order or action by the shareholders or by an insurance carrier pursuant to insurance maintained by the Corporation, the
Corporation shall report the indemnification or advance in writing to the shareholders with or before the notice of the next shareholders' meeting, or prior to the meeting if the indemnification or advance occurs after the giving of the notice but prior to the time the meeting is held.  This report shall include a statement specifying the persons paid, the amounts paid, and the nature and status at the time of such payment of the litigation or threatened litigation.

     (B)  If the Corporation issues or authorizes the issuance of shares for promises to render services in the future, the Corporation shall report in writing to the shareholders the number of shares authorized or issued, and the consideration received by the Corporation, with or before the notice of the next shareholders' meeting;
provided, however, that the failure to provide such notice to the shareholders shall not affect the validity of any shares so issued or authorized to be issued.

                                   ARTICLE VIII
                                 Indemnification

     Indemnification of certain persons by the Corporation shall be as specified in or determined pursuant to the Articles of Incorporation of the Corporation as in effect from time to time.

                                   ARTICLE IX
                                 Miscellaneous

Section 1.  Corporate Seal.  The corporate seal of the Corporation shall be circular in form and shall include the name and jurisdiction of incorporation of the
Corporation.

Section 2.  Fiscal Year.  The fiscal year of the Corporation shall end on December
31st of each calendar year, unless otherwise fixed by resolution of the Board of Directors.

Section 3.  Checks.  All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by the President, the Treasurer or such other officer(s) or agent(s) of the
Corporation as shall be determined from time to time by resolution of the Board of
Directors.

                                   ARTICLE X
                                   Amendment

     These bylaws may be altered, amended and/or repealed and new bylaws may be adopted by the Board of Directors.  Shareholders may adopt, amend repeal or alter the bylaws of the corporation, including bylaws adopted by the Board of Directors, without approval of the Board of Directors only if such adoption, amendment, repeal or alteration is approved by the affirmative vote of the holders of at least eighty percent (80%) of the issued and outstanding shares of the capital stock of the
Corporation entitled to vote on such matter, voting together as a single class.

     The undersigned, the Secretary of the Corporation, hereby certifies that the foregoing amended and restated bylaws were adopted by resolution of the Board of
Directors during a duly called meeting of the Board of Directors held on February 19,
1996 and are effective as of May 15, 1996.


                                   By:/s/ MARTINIANO J. PEREZ
                                   Martiniano J. Perez, Secretary














                                                                  EXHIBIT 10


     AMENDMENT TO SECTION 10.5 TO THE AMENDED AND RESTATED CREDIT AGREEMENT



September 30, 1996



Mr. Carlos A. Saladrigas
Chief Executive Officer
The Vincam Group, Inc.
2850 Douglas Road
Coral Gables, FL  33134


Re: Amendment to Section 10.5 of the Amended and Restated Credit Agreement dated
    June 5, 1996

Dear Carlos:

Effective September 30, 1996, Fleet National Bank hereby amends Section 10.5 of the Amended and Restated Credit Agreement dated June 5, 1996, among The Vincam Group, Inc. and Fleet National Bank to increase the capital expenditure limitation for the fiscal year ending December 31, 1996, from $1,000,000 to $1,500,000. All other terms and conditions of the Credit Agreement remain unchanged.

Fleet will also review and amend the capital expenditure limitation for future years in conjunction with the renewal of Vincam's line of credit.

Please fell free to call me at (617) 346-1647 if you have any questions on the above amendment.


Sincerely,


By: /s/ GINGER STOLZENTHALER
----------------------------
Ginger Stolzenthaler
Vice President

                                                                  EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                           THE VINCAM GROUP, INC.
                    CALCULATION OF NET INCOME PER COMMON
                        AND COMMON EQUIVALENT SHARE


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                --------------------------
                                                     1995          1996
                                                ------------  ------------

Net income                                      $   521,746  $  2,398,329
                                                ============  ============
Weighted average number of common shares
  outstanding during the period                   5,131,114     6,458,089

Assumed exercise of stock options, net of
  treasury shares acquired                          462,208       501,616

Issuance of mandatorily redeemable preferred
  stock deemed a common stock equivalent            887,152       604,181
                                                ------------  ------------
Weighted average number of shares used in
  earnings per share calculation                  6,480,474     7,563,886
                                                ============  ============
Net income per common and common
  equivalent share                              $       .08   $       .32
                                                ============  ============
Fully diluted net income per common
  and common equivalent share *                 $       .08   $       .32
                                                ============  ============


------------------------------
* In accordance with the provisions of the Accounting Principles Board Opinion No. 15, Earnings per Share, fully diluted net income per common and common equivalent share is not presented in the Company's consolidated statements of income due to the fact that the aggregated dilution from the Company's common stock equivalents outstanding during each of the periods presented is less than 3%.