Form 10-K
period 1996-12-31
VINCAM GROUP INC
filed 1997-03-06
CIK 1008896

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO ____

                         COMMISSION FILE NUMBER 0-28148

                             THE VINCAM GROUP, INC.
             (Exact name of registrant as specified in its charter)

  FLORIDA                                   59-2462823
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

  2850 DOUGLAS ROAD                         (305) 460-2350
  CORAL GABLES, FLORIDA 33134               (Registrant's telephone number,
  (Address of principal executive offices)  including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $124,111,404 based on the $36 closing sale price for the Common Stock on the Nasdaq National Market System on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant.

         As of February 28, 1997, The Vincam Group, Inc. had 8,574,442 shares of Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO THE 1997 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 22, 1997.

                             THE VINCAM GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                     PAGE

Item 1.    Business...................................................      1

Item 2.    Properties.................................................      15

Item 3.    Legal Proceedings..........................................      16

Item 4.    Submission of Matters to a Vote of Security-Holders........      17

PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters........................................      18

Item 6.    Selected Financial Data....................................      19

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................      20

Item 8.    Financial Statements and Supplementary Data................      30

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure........................      56

PART III

Item 10.   Directors and Executive Officers of the Registrant.........      57

Item 11.   Executive Compensation.....................................      57

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.............................................      57

Item 13.   Certain Relationships and Related Transactions.............      57

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K........................................      58

SIGNATURES        ....................................................      61

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), The Vincam Group, Inc. (the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to further expand the range of specialized managed care services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations; and (x) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

         The Company cautions that the factors described above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.           BUSINESS

GENERAL

         The Vincam Group, Inc. ("Vincam" or the "Company") was incorporated in Florida in September 1984 as "Human Power Resources, Inc.," and changed its name to "The Vincam Group, Inc." in 1989. The Company's corporate headquarters are located at 2850 Douglas Road, Coral Gables, Florida 33134, and its telephone number is (305) 460-2350.

         Vincam, one of the largest professional employer organizations ("PEO") in the industry, provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. The Company believes its services assist business owners in: (i) managing costs associated with workers' compensation, health insurance coverage, workplace safety programs, and certain employment-related litigation, (ii) providing employees with competitive health care and related benefits that are more characteristic of large employers, and
(iii) reducing the time and effort required by business owners and executives to deal with the increasingly complex legal and regulatory environment affecting employment. As of December 31, 1996, the Company provided professional employer services to approximately 678 client organizations with over 21,000 employees, primarily in Florida, Georgia and Michigan. The Company was among the first PEOs to be accredited by the Institute for the Accreditation of Professional Employer Organizations. In addition, the Company capitalizes on its managed care expertise by offering certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, health maintenance organizations ("HMOs"), managed care providers and large self-insured employers.

         According to the U.S. Small Business Administration, there were approximately 5.1 million businesses in the United States with fewer than 500 employees in 1992. Collectively, these businesses employed an estimated 49 million employees, and represented approximately $1.1 trillion in aggregate annual payroll, implying a potential market size for PEO services of $1.3 trillion (assuming an average mark-up of approximately 20%). The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small to medium-sized employers by increasing employment costs, an increasingly complex legal and regulatory environment and high benefit and workers' compensation costs. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms, are available to assist these businesses with specific tasks, these organizations do not typically provide a comprehensive range of employment-related services. PEOs address this market void. PEOs enter into agreements with numerous small to medium-sized employers, achieving economies of scale as professional employers and performing employment-related functions at a level typically available only to large corporations which have substantial resources to devote to human resources management. The Company considers medium-sized businesses to be those with 20 to 500 employees.

         The PEO industry has experienced significant growth in recent years. Staffing Industry Analysts, Inc. estimates that gross revenues in the PEO industry grew from $5.0 billion in 1991 to $13.8 billion in 1995, representing a compounded annual growth rate of approximately 29%. The Company believes that the growth in the number of small businesses in the United States, the low market penetration of the PEO industry, and the increasing willingness of businesses to outsource non-core activities and functions has contributed to the growing demand for PEO services. The PEO industry is highly fragmented, with approximately 1,100 PEOs in operation in 1995. The Company believes that increasing industry regulatory complexity and the increasing capital requirements associated with developing larger service delivery infrastructures and management information systems should lead to significant consolidation opportunities in the PEO industry.

         The Company believes that industry consolidation will be driven by greater industry and regulatory complexity, increasing capital requirements and the significant economies of scale available to PEOs with a regional concentration of clients. The Company intends to expand in current markets and to enter selected new markets by acquiring established quality PEOs to provide a platform for future regional consolidation. The Company has identified certain fundamental attributes which characterize attractive potential new markets such as (i) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions, (v) high workers' compensation rates and health care costs, and (vi) a high concentration of small to medium-sized businesses.

         Since the Company's initial public offering in May 1996, the Company, as part of its acquisition strategy, has increased its presence in the Atlanta, Georgia PEO market through its acquisition in August 1996 of substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG"), a privately held PEO headquartered in Snellville, Georgia. In addition, the Company has established a presence in the Denver, Colorado PEO market through the Company's January 1997 acquisition of Staff Administrators, Inc. ("SAI"), a privately held PEO headquartered in Denver, Colorado. Unless otherwise noted herein, data with respect to the Company do not include the effects of the SAI acquisition. These acquisitions added approximately 367 new clients and approximately 5,487 worksite employees to the Company's ranks. See "Business--Recent Acquisitions" below. Although the Company has acquired two PEOs since July 1996, there can be no assurance that other suitable acquisition candidates will be found in the future, that the Company will have or be able to obtain the necessary financing to consummate acquisitions, that acquisitions can be consummated on favorable terms or that any acquired companies can be successfully integrated into the Company's operations. There can be no assurance that management skills, systems and resources currently in place will be adequate to implement the Company's strategy. The failure to manage growth effectively or to implement its strategy could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

SERVICES

         Vincam provides professional employer services through four core activities: (i) human resource administration, (ii) employer regulatory compliance management, (iii) workers' compensation cost containment, and (iv) employee benefits administration. Vincam's services allow clients to concentrate their resources on their core businesses. In addition, the Company leverages its managed care expertise by offering certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large self-insured employers.

         HUMAN RESOURCE ADMINISTRATION. Vincam's comprehensive human resource services reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. As a co-employer, the Company is responsible for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and responding to regulatory requirements. Vincam develops and administers customized personnel policies and procedures for each of its clients, relating to, among other things, performance appraisals, discipline and terminations. The Company also provides temporary staffing, recruiting, orientation, training, counseling, substance abuse awareness and outplacement services for worksite employees.

         EMPLOYER REGULATORY COMPLIANCE MANAGEMENT. Under its standard contract, the Company assumes responsibility for complying with many employment-related regulatory requirements. In addition, Vincam assists its clients in understanding and complying with other employment-related requirements for which the Company does not assume responsibility. Laws and regulations applicable to employers include state and federal tax laws, state workers' compensation laws, state unemployment laws, occupational safety and health laws, immigration laws, and federal, state and local discrimination and other civil rights laws. When a claim arises, the Company provides assistance through either its in-house legal department or outside counsel. In order to respond to such claims in a cost-effective manner, the Company has entered into a capitated fee arrangement with a national law firm specializing in employment and labor issues which provides legal representation to the Company's clients.

         WORKERS' COMPENSATION COST CONTAINMENT. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. See "Industry Regulation." Prior to 1997, the Company maintained a large deductible workers' compensation insurance policy and developed various systems and policies designed to control its workers' compensation costs. These systems and policies include comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, early intervention in each employee injury, intensive management of the medical costs related to such injuries and the prompt return of employees to work. The Company seeks to prevent workplace injuries by implementing a wide variety of training, safety and mandatory drug-free workplace programs. Specific components of the Company's proprietary managed care system include the prompt identification and reporting of injuries, the use of Company-designated health care providers, utilization and fee review, telephonic claims and case management, auditing of bills and other techniques designed to reduce medical costs. The Company's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, modified-duty positions until they are able to resume their former positions. Effective for the three years commencing January 1, 1997, the Company has entered into a low deductible plan which fixes a substantial portion of its workers' compensation cost. The Company intends, however, to continue its cost control programs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         EMPLOYEE BENEFITS AND RELATED ADMINISTRATION. Vincam currently offers to worksite employees an employee benefits package which includes several health care options, such as preferred provider organizations ("PPOs"), HMOs, and exclusive provider organizations ("EPOs"). Supplemental benefit programs offer dental care, vision care, prescription drugs, an employee assistance plan, mental health benefits and several life and disability insurance options. Vincam also offers 401(k) retirement savings and cafeteria plans to its eligible employees. The Company delivers participant benefits to worksite employees and monitors and reviews claims for loss control purposes. The Company believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention. Certain regulatory issues, however, may affect the ability of PEO's to offer certain benefit plans and/or the manner in which such plans are offered and administered. See "Industry Regulation".

         SPECIALTY MANAGED CARE SERVICES. The growth in the Company's core PEO business provided Vincam with significant expertise and experience in managing a wide range of employee health care and disability costs. In order to further capitalize on that expertise, the Company offers a variety of specialty managed care services (such as employee assistance programs, behavioral health managed care, comprehensive workers' compensation managed care services, risk management and loss containment services) on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large self-insured employers. The Company's employee assistance program and behavioral health managed care services provide a client company's employees (which may or may not be worksite employees provided by the Company) with access to a network of professionals, established and monitored by the Company, who can address behavioral health issues and assist employees with personal problems such as alcohol or drug abuse, financial or legal concerns and marriage or family problems. The Company's workers' compensation managed care services, risk management services and loss containment services include (i) claim management, reporting and processing, (ii) coordination of all procedures for handling injuries, (iii) development of safety programs and supervisory training in safety techniques and self-inspection, (iv) implementation of medical provider networks, (v) investigation of fraudulent claims, and (vi) monitoring of all continuing claims and return-to-work programs.

         The Company believes that the continued expansion of its specialty managed care division will (i) enhance its leverage in negotiating provider arrangements and create greater economies of scale, (ii) increase profit margins by using existing service delivery infrastructures to generate additional revenue, and (iii) benefit the Company's PEO operations by making the Company's specialty managed care services more cost-effective, innovative and competitive. The Company believes that the continued evolution of Vincam's specialty managed care services could require structural and organizational modifications to the Company's traditional relationships with other participants in the health care industry. For example, in 1994, Vincam formed a strategic alliance with a Florida HMO as part of its strategy to establish the first workers' compensation managed care arrangement to be certified in every county in the State of Florida. The Company expects that its ability to expand its specialty managed care services outside of Florida will also require licensure or a restructuring of all or certain aspects of its Florida operating structure. See "Industry Regulation."

CLIENT RELATIONSHIPS

         The Company and its clients are often referred to as co-employers because each is responsible for certain specified employer-related obligations. The division of responsibilities below is not exhaustive, but serves as an illustration.

             VINCAM                                 CLIENT                                        JOINT
---------------------------------   ---------------------------------------   -----------------------------------------------
/bullet/ Payment of payroll, tax    /bullet/ Supervision and training of      /bullet/ Implementation of policies and
reporting and payment (state and    job-specific activities of worksite       practices relating to the employer/employee
federal withholding, Federal        employees                                 relationship
Insurance Contributions Act
("FICA"), Federal Unemployment      /bullet/ Assignment to, and ownership     /bullet/ Selection of fringe benefits, including
Tax Act ("FUTA"), and state         of, all intellectual property rights      employee leave policies (other than as
unemployment)                                                                 controlled by the Family and Medical Leave
                                    /bullet/ Product liability                Act or state law)

/bullet/ Workers' compensation      /bullet/ Professional liability or        /bullet/ Employer liability under workers'
compliance, procurement,            malpractice                               compensation laws
management and reporting
                                    /bullet/ Compliance with state and        /bullet/ Compliance with Title VII of the Civil
/bullet/ Employee benefit           local government contracting              Rights Act of 1964, the Age Discrimination
procurement, administration and     provisions, professional licensing        in Employment Act, the Federal Drug Free
payment                             requirements and fidelity requirements,   Workplace Act (and any state or local
                                    and Title III of the Americans with       equivalent), the Fair Labor Standards Act
                                    Disabilities Act ("ADA") (i.e., public    and similar state legislation, ADA and any
                                    access to facilities)                     other applicable employment-related law

                                    /bullet/ Negligent or tortious conduct    /bullet/ Compliance with Internal Revenue Code
                                    of worksite employees acting under        provisions regarding benefits discrimination
                                    the direction and control of the client

                                    /bullet/ Determination of salaries and
                                    wages of worksite employees


         The Company's standard PEO services agreement provides for an initial one year term, subject to termination by the Company or the client at any time during the first year upon 30 days' prior written notice. Thereafter, the contract may be terminated upon 30 days' written notice given prior to the expiration of the renewal term or immediately for cause. Revenues from professional employer services are based on a pricing model that takes into account the gross pay of each employee and a mark-up which includes the estimated costs of federal and state employment taxes, workers' compensation, employee benefits and human resource administrative services, as well as a provision for profit. The Company includes in its revenues all amounts billed to clients for gross payroll and wages, related employment taxes and health care and workers' compensation coverage. The specific mark-up varies by client based on the workers' compensation classification of the worksite employees, their eligibility for health care benefits and the complexity of administering the client service agreement. Accordingly, the

Company's average mark-up percentage will fluctuate based on client mix, which cannot be predicted with any degree of certainty.

         At December 31, 1996, Vincam served approximately 678 PEO client companies and had approximately 21,106 active worksite employees resulting in an average of 31 worksite employees per PEO client. In addition, the acquisition of SAI in January 1997 added approximately 230 clients and 3,500 active worksite employees. No single client accounted for more than 5% of Vincam's revenues for 1996. However, approximately 71.5% of the Company's revenues for 1996 were derived from the South Florida market. The Company's PEO client base is broadly distributed throughout a wide variety of industries. As of December 31, 1996, Vincam's approximate worksite employee and PEO client company distribution by major Standard Industrial Classification code as a percentage of the total is set forth below:

                                                 WORKSITE
              INDUSTRY GROUP                    EMPLOYEES      PEO CLIENTS
              --------------                    ---------      -----------
Services.....................................     35 %            33 %
Manufacturing................................     29 %            22 %
Transportation, Communication, & Utilities...     11 %            10 %
Retail Trade.................................      9 %            12 %
Wholesale Trade..............................      7 %             7 %
Agriculture (Landscaping)....................      3 %             1 %
Finance, Insurance, Real Estate..............      1 %             3 %
Construction.................................      5 %            12 %

         The number of worksite employees employed by the Company at the end of each of 1992, 1993, 1994, 1995 and 1996, was 4,244, 6,587, 8,590, 11,391 and
21,106, respectively. There can be no assurance that the number of worksite employees employed by the Company will continue to grow at the same rate or that such number will not decrease.

         Vincam has benefited from a high level of client retention, resulting in a significant recurring revenue stream. During 1994, Vincam retained 191 of the 239 clients with which it began the year. During 1995, it retained 243 of 285 clients with which it began the year. During 1996, it retained 293 of the 339 clients with which it began the year. This resulted in client retention rates for 1994, 1995 and 1996 of 80%, 85% and 86%, respectively. The client retention rate is calculated by determining the percentage of clients which remained with the Company from the beginning of the year into the following year, including clients which may have completed the first year of their agreements with the Company during the year, but excluding clients which terminated their engagement of the Company within the same year as such engagement commenced. Of the 104 and 106 new clients which engaged the Company during 1994 and 1995, respectively, ten of such clients in each year terminated their engagement of the Company within the same year as such engagement commenced. Of the 223 new clients which engaged the Company during 1996, 15 of such clients terminated their engagement of the Company in 1996. A PEO's client retention rate for a particular year may also be calculated (according to the National Association of Professional Employer Organizations) by dividing: (i) the number of clients of the PEO at year end by (ii) the sum of clients at the beginning of the year and clients added during the year. Using this method, Vincan had client retention rates of 86%, 87% and 89% for 1994, 1995 and 1996, respectively. Client attrition experienced by Vincam is based on a variety of factors, including (i) client nonrenewal due to price or service dissatisfaction, (ii) client business failure or downsizing, (iii) termination by Vincam resulting from the client's inability to make timely payments or breach of contract, and (iv) sale or acquisition of the client.

RECENT ACQUISITIONS

         On January 7, 1997, the Company acquired SAI, a privately held PEO headquartered in Denver, Colorado with approximately 230 clients and 3,500 worksite employees as of December 31, 1996 (the "SAI Acquisition"). The Company issued 520,000 shares of its common stock in a merger transaction in exchange for all of the equity in SAI and its subsidiaries. The SAI Acquisition will be accounted for as a pooling of interests. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

         On August 30, 1996, the Company acquired substantially all of the assets and liabilities of SMG, a privately held PEO headquartered in Snellville, Georgia, in exchange for approximately $5.0 million in cash and notes (the "SMG Acquisition"). Of the approximately $5.0 million purchase price, $2.4 million was paid in cash on August 30, 1996, $1.4 million has been paid or will be payable in 1997, and $1.2 million was placed in escrow in connection with potential price adjustments in the event that, among other things, client retention fails to meet certain targets. As of August 30, 1996, SMG had approximately 137 clients and 1,987 worksite employees. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

SALES AND MARKETING

         The Company markets its services through a direct sales force of 26 sales executives, each of whom reports to one of the Company's four area presidents. The Company attributes the high productivity of its sales executives to their prior years of experience in fields related to one or more of the Company's core services. The background of the Company's sales executives includes experience in industries such as payroll services, health insurance, temporary services and workers' compensation insurance. The Company's sales materials emphasize its broad range of high quality services and the resulting benefits to clients and worksite employees. The Company's sales and marketing strategy is to hire additional sales executives in its existing markets and to increase sales productivity.

         Vincam generates sales leads from several primary sources. These sources include direct sales efforts, telemarketing and referrals. These leads result in initial presentations to prospective clients. Vincam's sales executives then gather information about the prospective client and its employees, including job classification, workers' compensation claims history, health insurance claims history, salary and the desired level of employee benefits. These various factors are reviewed in the context of Vincam's pricing model and client selection guidelines. A client proposal is prepared for acceptable clients.

         This prospective client screening process plays a vital role in controlling the Company's costs and limiting exposure to liability. Once a prospective client accepts Vincam's proposal, the new client is quickly incorporated into the Company's system. A Company human resources manager then assumes responsibility for administering the client's personnel and benefits, coordinating the Company's response to the client's needs for administrative support and responding to any questions or problems encountered by the client.

INFORMATION TECHNOLOGY

         The Company's integrated information systems provide a competitive advantage in managing costs and delivering comprehensive high quality services. The Company's proprietary systems allow real time reporting of worksite accidents and injuries, enabling Vincam to implement promptly its managed care techniques and thereby better control workers' compensation and other health care costs. In addition, the Company has developed a proprietary software product installed on PEO clients' computers which enables the clients to enter payroll and other human resource management data directly, via modem dial-in, and provides clients with other local reporting capabilities.

COMPETITION

         The Company's competitors include (i) traditional in-house human resource departments, (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers. Certain of such companies, many of which have greater financial and other resources than the Company, are seeking to enter the professional employer services market.

         Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, reputation and price. The

Company believes that name recognition, regulatory expertise, financial resources, risk management and data processing capability distinguish leading PEOs from the rest of the industry.

         The Company believes that barriers to entry into the PEO industry are increasing, including the following: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three to five years of experience required to establish experience ratings in key cost areas of workers' compensation, health insurance and unemployment; and (iii) the need for sophisticated management information systems to track all aspects of business in a high-growth environment.

EMPLOYEES

         As of December 31, 1996, the Company had 273 corporate employees. Of its corporate employees, 144 were employed in the Company's PEO operations, 96 were employed in the Company's specialty managed care operations and 33 were employed in administration. For information with respect to the Company's worksite employees, see "Business--Client Relationships."

                               INDUSTRY REGULATION

OVERVIEW

         The Company's professional employer and specialty managed care operations are subject to extensive state and federal regulations that include operating, fiscal, licensing and certification requirements. Adding complexity to the Company's regulatory environment are (i) uncertainties resulting from the non-traditional employment relationships created by PEOs, (ii) variations in state regulatory schemes, and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

         Many of the federal and state laws and regulations relating to labor, tax and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs. Moreover, both the Company's PEO and specialty managed care services are regulated primarily at the state level. Regulatory requirements regarding the Company's business therefore vary from state to state, and as the Company enters new states, it will be faced with new regulatory and licensing environments. There can be no assurance that the Company will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which it is not currently operating, that it will be able to provide the full range of services currently offered in Florida, or that it will be able to operate profitably within the regulatory environment of any state in which it does not obtain regulatory approval. The absence of required licenses would require the Company to restrict the services it offers. In addition, many states have not yet promulgated definitive interpretations of existing statutes and regulations or new statutes and regulations with respect to emerging specialty managed care services such as those provided by the Company. As a result, as such interpretations or new statutes and regulations emerge, the Company may be required to obtain licenses with respect to its specialty managed care services or alter the manner in which it currently markets and provides such services. There can be no assurance that the Company will be able to satisfy any such additional licensing requirements imposed upon its specialty managed care services.

         The application of many laws to the Company's PEO services will depend on whether the Company is considered an employer under the relevant statutes and regulations. For example, the common law test of the employment relationship is generally used to determine employer status for benefit plan purposes under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Internal Revenue Code of 1986, as amended (the "Code"), the workers' compensation laws of many states and various state unemployment laws. However, management believes that such common law test, originally created to distinguish an employee from an independent contractor, is not well suited to evaluating the application of ERISA and the Code to co-employers in a PEO relationship. The Internal Revenue Service (the "IRS") is examining this issue in connection with a study of the PEO industry, focusing on selected PEOs (not including Vincam). See "PEO Services--Employee Benefit Plans." In addition, from time to time there have been proposals to enact a statutory definition of employer for certain purposes of the Code.

         Regulation in the health care and workers' compensation fields continues to evolve. Sweeping reforms have been the subject of debate at both the federal and state government levels. New legislation or interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on the Company which it may not be able to satisfy or which could have a material adverse effect on the Company's financial condition and results of operations. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require the Company to modify its existing operations materially in order to comply with applicable regulations. In addition, although health care reform at the state and federal level seeks solutions to contain health care costs, there can be no assurance that such proposals will be successful. The Company cannot predict what effect any such proposed reform will have on its business. If new legislation results in increased health care costs, which comprise a significant portion of the Company's direct costs, and if the Company is not able to reflect promptly such increased costs in its service fees, the legislation could have a material adverse impact on the Company's future operations and liquidity.

         While the Company cannot predict with certainty the development of federal and state regulations, management will continue to pursue a proactive strategy of educating administrative authorities as to the advantages of PEOs and assisting in the development of regulation which appropriately accommodates their legitimate business function.

         There can be no assurance, however, that existing laws and regulations which are not currently applicable to the Company will not be interpreted more broadly in the future so as to apply to the Company's existing activities or that new laws and regulations will not be enacted with respect to the Company's activities, either of which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

PEO SERVICES

         PEO LICENSING REQUIREMENTS. A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance of PEOs by state authorities. As the concept of PEO services became understood by regulatory authorities, the regulatory environment began to shift from one of hostility and skepticism to one of regulatory recognition of the industry. During the middle to late 1980s, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and, in some cases, unscrupulous operators. Given this environment, Vincam and other industry leaders, in conjunction with the National Association of Professional Employer Organizations, worked with relevant government entities to establish a regulatory framework designed to protect clients and employees and discourage unscrupulous and financially unsound operators, thereby promoting the legitimacy and further development of the industry.

         While many states do not explicitly regulate PEOs, approximately one-third of the states, including Florida, have laws with licensing or registration requirements for PEOs. Several additional states, including Georgia and Michigan, have considered such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. Limited interpretative or enforcement guidance is available for recently enacted PEO regulations. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company supports actively such regulatory efforts.

         In Florida, the Company's PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). The Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Florida Licensing Act also requires licensed PEOs to submit annual financial statements to the Florida Board of Employee Leasing Companies and maintain a tangible accounting net worth and positive working capital. The Florida Licensing Act also requires PEOs to, among other things:
(i) reserve the right of direction and control over worksite employees (which the statute refers to as leased employees), (ii) enter into a written agreement with the client company, (iii) pay wages to the worksite employees, (iv) pay and collect payroll taxes, (v) maintain authority to hire, terminate, discipline and reassign employees, (vi) reserve a right to direct and control the management of safety, risk and hazard control at the worksite, (vii) promulgate and administer employment and safety policies, and (viii) manage workers' compensation claims.

         FEDERAL AND STATE EMPLOYMENT TAXES. The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements, (ii) social security obligations under FICA, and (iii) unemployment obligations under FUTA. Pursuant to these obligations, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

         To date the IRS has relied extensively on the common law test of employment in determining employer status and the resulting liability for failure to withhold. However, the IRS has formed an Employee Leasing Market Segment Group (the "Market Segment Group") for the stated purpose of examining whether PEOs, such as the Company, are the employers of the worksite employees under the Code provisions applicable to federal employment taxes and, consequently, whether they are exclusively responsible for payment of employment taxes on wages and salaries paid to such employees. Another stated purpose of the Market Segment Group is to determine whether owners of client companies can be employees of PEOs under the federal employment tax laws. See "PEO Services--Employee Benefit Plans."

         The interpretative uncertainties raised by the Market Segment Group may impact the Company's ability to report employment taxes on its own account rather than for the accounts of its clients and would increase administrative burdens on the Company's payroll service function. In addition, while the Company believes that it can contractually assume the client company's withholding obligations, if the Company fails to meet these obligations, the client company may be held jointly and severally liable therefor. The Company's management believes that the economic strength and reputation of the Company have prevented this potential liability from discouraging prospective clients.

         EMPLOYEE BENEFIT PLANS. The Company offers various employee benefit plans to its worksite employees, including a 401(k) plan, a cafeteria plan, a group health plan, a group life insurance plan, a group disability insurance plan and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. In order to qualify for favorable tax treatment under the Code, the 401(k) plan must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to Vincam's corporate employees.

         The IRS has established the Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. Approximately 70 PEOs, not including Vincam, have been randomly selected by the IRS for audit pursuant to this program. One issue that has arisen from these audits is whether PEOs, such as the Company, are the employers of worksite employees under Code provisions applicable to employee benefit plans and consequently able to offer to worksite employees benefit plans that qualify for favorable tax treatment. The Market Segment Group is also examining whether client company owners are employees of PEOs under Code provisions applicable to employee benefit plans. The Company understands that these issues have been referred to the IRS National Office. In addition, the Company understands that the IRS Houston District has, with respect to one of the Company's competitors, determined that the 401(k) plan of such PEO should be disqualified because, among other things, it covers worksite employees who are not employees of such PEO. The Company is unable to predict the timing or nature of the findings of the Market Segment Group or the ultimate outcome of such findings. If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees could not continue to participate in the Company's 401(k) plan or cafeteria plan or continue to participate in certain other employee benefit plans of the Company. If such conclusion were applied retroactively, employees' vested account balances would become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plan trust would become a taxable trust and penalties and additional taxes for prior periods could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While Vincam believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues. The Company believes that, although unfavorable to the Company, a prospective application by the IRS of an adverse conclusion would not have a material adverse effect on its financial position and results of operations, as the Company could help its clients obtain comparable benefit programs at comparable cost, although there can be no assurance with respect thereto.

         On August 12, 1996, the Company received a favorable determination letter from the IRS regarding the qualified status of its 401(k) plan. In its application to the IRS, the Company informed the IRS that the Company is involved in the business of leasing employees to client companies and that the 401(k) plan covered worksite or leased employees who satisfied the plan's eligibility requirements. The favorable determination does not necessarily resolve the issue of employer status for 401(k) plan purposes, which may be affected by the conclusions or findings of the Market Segment Group. As discussed above, an adverse finding by the Market Segment Group could have a material adverse effect on the Company's financial condition and results of operations.

         In addition to the employer/employee relationship requirement described above, pension and profit-sharing plans, including the Company's 401(k) plan, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. The Company applies the nondiscrimination requirements of the Code at the client company level to ensure that its 401(k) plan is in compliance with the requirements of the Code.

         Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines an employer as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term employee as "any individual employed by an employer." The United States Supreme Court has held that the common law test of employment must be applied to determine whether an individual is an employee or an independent contractor under ERISA.

         With respect to ERISA, a definitive judicial interpretation of employer in the context of a PEO or employee leasing arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA and the level of services the Company could offer may be materially adversely affected. Further, as a result of such finding, the Company and its plans would not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

         The U.S. Department of Labor issued an advisory opinion in December 1995 to a staff leasing company advising that particular company that its health plan, which covered worksite employees, was a multiple employer plan, rather than a single employer plan. The Company believes it is a co-employer of worksite employees, and as such the Company views its group health plan, which also covers worksite employees, to be a single employer plan. If this Department of Labor opinion were applied to the Company's health plan, or to the Company's other employee benefit plans, the Department of Labor could assess penalties against the Company for having incorrectly filed annual reports treating such plan(s) as a single employer plan. The Department of Labor could also assess penalties against the Company's clients for failure to file annual reports. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation, and its financial condition, results of operations and liquidity could be materially adversely affected.

         WORKERS' COMPENSATION. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, the liability of the employer under the workers' compensation statute is exclusive. In most states, the extensive benefits coverage (for both medical costs and lost wages) is available through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures which the Company may employ in its workers' compensation managed care programs. For example, workers' compensation laws prohibit medical co-payment and deductible payment by employees. In addition, certain states restrict employers' rights to select health care providers and establish maximum fee levels for treatment of injured workers.

         Provider reimbursement methods also vary from state to state. A majority of states, including Florida, have adopted fee schedules pursuant to which all health care providers are uniformly reimbursed. In states without fee schedules, health care providers are reimbursed based on usual, customary and reasonable fees charged in the particular state in which the services are provided.

         As a creation of state law, workers' compensation is subject to change by the state legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Florida and other states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. Florida's legislation became effective January 1, 1997. While such legislation may increase the market for the Company's workers' compensation managed care services, it may also intensify the competition faced by the Company for such services. In addition, as a result of the impact of managed care arrangements on the cost of workers' compensation health care costs, the Florida Department of Insurance has recently reduced rates which insurers can charge for such insurance. The Company cannot predict the effect that such reduced rates may have on its financial condition and results of operations. In addition, recent federal health care reform proposals have included a proposal that may require 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for health problems, whether or not related to work. If such a proposal were enacted into law, the incorporation of workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services and may intensify the competition faced by the Company from HMOs and other health care providers. Moreover, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. It is difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits because workers' compensation programs vary from state to state.

         The Company's ability to use comprehensive workers' compensation managed care techniques in its PEO operations depends in part on its ability to contract with or create networks of health care providers. The Company requires that injured workers use the Company's network of providers. Laws regulating the operation of managed care provider networks have been adopted by a number of states. These laws may apply to managed care provider networks having contracts with the Company or to provider networks which the Company may organize. To the extent the Company is governed by these regulations, it may be subject to additional licensing requirements, financial oversight and procedural standards for beneficiaries and providers. Such laws may limit the ability of the Company to establish such networks in states that the Company enters through acquisitions. As a result, the Company's ability to control workers' compensation costs may be limited as compared to those areas in which networks exist.

         OTHER EMPLOYER-RELATED REQUIREMENTS. As an employer, the Company is subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the ADA, the Family and Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations, and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination. The definition of employer may be broadly interpreted under these laws.

         Responsibility for complying with various state and federal laws and regulations is allocated by agreement between Vincam and its clients, or in some cases is the responsibility of both. See "Business--Client Relationships." Vincam may incur liability for violations of laws even though Vincam is not contractually or otherwise responsible for the conduct giving rise to such liability because the Company acts as a co-employer with the client company. The Company's standard client agreement generally provides that the client will indemnify the Company for liability incurred as a result of an act of negligence of a worksite employee under the direction and control of the client or to the extent the liability is attributable to the client's failure to comply with any law or regulation for which it has specified contractual responsibility. However, there can be no assurance that Vincam will be able to enforce such indemnification, and the Company may therefore be ultimately responsible for satisfying the liability in question.

SPECIALTY MANAGED CARE SERVICES

         The Company currently offers managed behavioral health and workers' compensation managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large self-insured employers. Under certain of these arrangements, the Company offers these services on a capitated, risk-bearing basis. Laws in all states regulate the business of insurance and the establishment and operation of health maintenance organizations and other networks of health care providers. The Company's use or establishment of provider networks in the provision of managed mental health care services or workers' compensation managed care services could subject the Company to regulation under state statutes regarding managed care provider networks. To the extent that the Company operates or is deemed to operate in one or more states as a prepaid limited health services organization, HMO, prepaid health plan or other similar entity, it will be required to comply with certain statutes and regulations that, among other things, may require it to maintain minimum levels of deposits, capital, surplus, reserves or net worth, and also may limit the ability of the Company and its subsidiaries to pay dividends. In addition, many of these regulations vary on a state-by-state basis, and there can be no assurance that, as the Company's operations expand, it will be able to satisfy the various requirements of other states or be able to offer the same services covered in Florida.

         The Florida Department of Insurance (the "DOI") recently implemented rules pursuant to a prepaid limited health services organization statute enacted in 1993. This statute provides for the regulation of limited service prepaid health plans in a manner similar to the regulation of HMOs. The Company has obtained a written determination from the staff of the DOI to the effect that its provision of capitated managed behavioral health care services does not currently subject the Company to regulation under this statute. However, there can be no assurance that the DOI will not take a contrary position in the future. The DOI had contemplated issuing administrative rules regulating the financial solvency and operation of entities that contract with HMOs and other regulated insurers to arrange for the provision of health services to HMO members or insureds on a prepaid basis. DOI may again consider such rules which, if promulgated, may have a material adverse effect upon the Company's business, financial condition or results of operations.

         Certain of the Company's specialty managed care services, including its managed behavioral health care services and certain of its workers' compensation managed care services, involve review of requests for medical care or therapy. Approximately half of the states, including Florida, have enacted laws that require licensing of businesses that provide medical review services. These laws typically establish minimum standards for qualification of personnel, as well as confidentiality, internal quality control and dispute resolution procedures. Such regulatory programs may require additional licensure or increase the Company's operating costs, which may in turn have an adverse impact upon the Company's competitive position.

         Psych/Care, Inc. ("Psych/Care"), the Company's subsidiary that provides managed behavioral health care services, is licensed under Florida law as a private review agent. Psych/Care arranges for the provision of managed behavioral health services through its own network of independent providers and, in connection therewith, also provides medical review services. The Company is responsible for credentialing its providers and has adopted a plan that complies with the Standards for Accreditation of Managed Care Organizations established by the National Committee for Quality Assurance, a private accrediting body.

         In Florida, and in cooperation with a Florida HMO, the Company has developed the first workers' compensation managed care arrangement to be certified in every county in the State of Florida. There can be no assurance that future interpretations of insurance and health care network laws by the regulatory authorities of states in which the Company does business (or in states into which the Company may expand such business) will not require licensure or a restructuring of all or some of the Company's operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

         The following table sets forth information, as of February 24, 1997, with respect to each person who is an executive officer of the Company, as indicated below.

NAME                                AGE                                POSITION
----                                ---                                --------
Carlos A.  Saladrigas               48               Chairman of the Board, President and
                                                              Chief Executive Officer

Jose M.  Sanchez                    45               Vice Chairman and Area President--South Florida

Stephen L.  Waechter                46               Chief Financial Officer, Senior Vice President--
                                                              Finance and Administration

Andrea L.  Velasquez                36               President--Managed Care Division

Jeffrey D.  Lamb                    39               Senior Vice President--Marketing and
                                                              Business Development

Elizabeth J.  Keeler, Esq.          42               Vice President--Legal and Regulatory Affairs,
                                                              General Counsel

Miguel A.  Maseda                   32               Vice President--Operational Processes

Jacquelyn L. Miller                 46               Vice President--Human Resource Services

Martiniano J.  Perez                34               Vice President and Controller


         CARLOS A. SALADRIGAS co-founded the Company in 1984, and is its Chairman, President and Chief Executive Officer. Before co-founding Vincam, Mr. Saladrigas was Executive Vice President of CAC (now owned by CAC--United Healthcare Plans of Florida), Florida's oldest HMO, and previously held several positions at PepsiCo, Inc., including that of Director of Corporate Planning and Vice President of Finance & Administration for PepsiCo's subsidiary located in Mexico. Mr. Saladrigas holds an M.B.A. with honors from the Harvard Business School. He is highly active in PEO industry efforts, having served as President of NAPEO and of its Florida chapter. In addition, Mr. Saladrigas was appointed by Florida's governor to serve a four-year term as a member of the Florida Board of Employee Leasing Companies (the industry's regulatory authority), which he chaired during its first year of operation. Currently, Mr. Saladrigas serves as Vice Chairman of the Institute for the Accreditation of Professional Employer Organizations, the industry's independent accrediting organization.

         JOSE M. SANCHEZ co-founded the Company in 1984, and is the Vice Chairman of the Board and Area President--South Florida. Before co-founding Vincam, he held the position of vice president of sales at PepsiCo, Inc.'s subsidiary in Mexico, where he was responsible for over 1,800 employees in 35 distribution centers throughout the country, which served in excess of 63,000 customers, as well as other management positions with PepsiCo.

         STEPHEN L. WAECHTER has served as Chief Financial Officer and Senior Vice President--Finance and Administration of the Company since October 1996. From September 1993 to September 1996, Mr. Waechter served as Chief Financial Officer and Treasurer of Applied Biosciences International, Inc. From 1974 until 1993, Mr. Waechter held a number of positions with General Electric Company, the last of which was Vice President for Finance in the GE Information Services division of General Electric. Mr. Waechter received his M.B.A. from Xavier University.

         ANDREA VELASQUEZ has served as the Company's President--Managed Care Division since November 1994. From November 1993 to November 1994, Ms. Velasquez served as the Company's Senior Vice President--Marketing and Sales. From January to November 1993, she served as Psych/Care's Vice President--Development and Administration. From September 1992 to January 1993, she served as Psych Care's Director of Business Development and Administration. From August 1989 to September 1992, she was employed by American Biodyne, Inc., holding a number of key positions including Regional Market Manager.

         JEFFREY D. LAMB has served as the Company's Senior Vice President--Marketing and Business Development since August 1995. From October 1990 to August 1995, Mr. Lamb was with Automatic Data Processing, Inc., serving as a Division Vice President, Strategic Planning and Business Development, and since 1992 as Vice President of Automatic Data Processing's Heartland business line. Mr. Lamb also served with McKinsey & Company after having received an M.B.A. from the Harvard Business School.

         ELIZABETH J. KEELER, ESQ. has served the Company as Vice
President--Legal & Regulatory Affairs and General Counsel since July 1996. Before joining the Company, Ms. Keeler was a shareholder in the law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson, P.A., where her practice included employment and immigration law matters.

         MIGUEL A. MASEDA has served the Company as Vice President--Operational Processes since March 1996. From July 1992 until he joined the Company, Mr. Maseda was employed by KPMG Peat Marwick in the fields of strategy, operations and technology consulting. From June 1986 to July 1990, Mr. Maseda served as a member of the technical staff of AT&T Bell Laboratories, where he was responsible for software development and project management. Mr. Maseda received his M.B.A. from Harvard Business School.

         JACQUELYN L. MILLER joined the Company as Vice President--Human Resource Services in January 1997. From April 1991 to January 1997, Ms.
Miller was self-employed as a human resources consultant. In that capacity, she provided her clients with training in management, leadership and occupational effectiveness. From 1980 to 1991, Ms. Miller served in a variety of human resource positions with General Electric Company. Ms. Miller holds a law degree from the University of Bridgeport.

         MARTINIANO J. PEREZ has served as Vincam's Controller since February 1993 and as Vice President and Controller since February 1994. He is responsible for supervising all financial operations and managing Vincam's accounting department. From July 1991 to January 1993, Mr. Perez was a Vice President with Consolidated Bank in charge of financial reporting. Prior to that time, Mr. Perez was an auditor with KPMG Peat Marwick in Miami, Florida.

ITEM 2.           PROPERTIES

         The Company maintains 14 facilities. The Company's headquarters are located in Coral Gables, Florida, in a Company-owned building that houses the Company's executive offices, South Florida PEO unit and specialty managed care operations. The Company's PEO operations utilize three other Florida offices located in Ft. Lauderdale, West Palm Beach and Orlando, as well as offices in Atlanta and Snellville, Georgia, Denver and Grand Junction, Colorado, Green Bay, Wisconsin, Anaheim, California, Chicago, Illinois and Detroit and Grand Rapids, Michigan. All of the Company's offices other than its headquarters are leased. See Notes 1, 8 and 14 to the Company's Consolidated Financial Statements for information regarding the Company's leases and the mortgage on its headquarters facility. The Company believes that it requires additional space to support its growth and is evaluating alternatives to relocate its corporate headquarters. Although there is no current commitment to do so, a decision by the Company to relocate its corporate headquarters could result in a significant capital expenditure by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 3.           LEGAL PROCEEDINGS

         In December 1995, Angela Isabel Sanchez and her minor children filed a wrongful death suit in the 11th Judicial Circuit in Dade County, Florida against the Company, Miami Free Zone Corporation (one of the Company's PEO clients), and certain officers of the Company and such client. The complaint alleged that the defendants improperly assigned certain maintenance duties to an employee of the Company assigned to the client, who was fatally injured in the course of such duties. The plaintiff's original complaint sought damages in excess of $10 million; however, such complaint was dismissed in part and amended to seek damages in excess of $15,000. The court has sustained plaintiff's amended complaint alleging premises liability against both the Company and its client as a result of a worksite accident on the client's premises. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. Discovery in the proceeding continues. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition and results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit should not have such an effect.

         The Company is a defendant in a lawsuit brought in Dade County Circuit Court by James Byrnes in November 1995. Mr. Byrnes alleges that he was injured by a worksite employee of the Company assigned to work for Atlantic View Partners, Ltd. Atlantic View Partners, Ltd., a client of the Company, owns and operates a Days Inn hotel and is a co-defendant in the litigation, together with Atlantic View, Inc. and Days Inn of America, Inc. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. Mr. Byrnes has alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or the Company's liability insurance carrier. Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         In October 1996, the Company received a notice of assessment in the discounted amount of approximately $53,500 from the Treasurer of the State of Florida Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers' compensation insurance fund which was declared insolvent (the "Fund"). The Company paid the assessment in January 1997. The Company had certain worksite employees covered by the Fund during the fiscal years ended December 31, 1992, 1993 and 1994. The court order authorizing the assessment provides that the Company, by paying the discounted assessment, is deemed to have paid its assessment in full and is not subject to any further liability for assessment for policyholder loss claims. The Company may be subject to additional liability for the assessments of other fund members. The Company believes that there are approximately 700 members of the Fund which have been assessed $37.0 million in the aggregate. Although the amount of the potential exposure, if any, for such additional liability is not yet determinable, management believes that the Company has meritorious defenses to the assessment and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that any such liability will not have such material adverse effect.

         The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial condition or results of operation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         MARKET INFORMATION. The Common Stock is traded on the Nasdaq National Market under the symbol "VCAM." The following table sets forth, for the quarters indicated, the high and low sale prices of the Common Stock as reported on the Nasdaq National Market.

                                                        HIGH            LOW
                                                        ----            ---
FISCAL YEAR ENDED DECEMBER 31, 1996:
------------------------------------
Second Quarter (from May 10, 1996)................    $  30.125        $15.00
Third Quarter.....................................    $  39.50         $21.00
Fourth Quarter ...................................    $  45.00         $28.50

FISCAL YEAR ENDING DECEMBER 31, 1997:
-------------------------------------
First Quarter (through February 28, 1997).........    $  45.50         $34.25

         HOLDERS. As of February 28, 1997 there were approximately 34 shareholders of record of the Common Stock. This number does not include unofficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks brokers and other fiduciaries.

         DIVIDENDS. The Company has not declared cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. In addition, the Company's credit agreement prohibits the Company from paying dividends or making other distributions on the Common Stock without the prior written consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Funding Sources."

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data have been derived from audited financial statements including the consolidated balance sheets at December 31, 1995 and 1996 and the related consolidated statements of income, of changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 1996 and the notes thereto, appearing elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with such financial statements and the notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                  1992         1993          1994         1995         1996(1)
                                                 -------     --------      --------     --------      --------
                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AND STATISTICAL DATA)
STATEMENT OF INCOME DATA:
Revenues (2)...........................          $86,029     $138,097      $191,533     $239,408      $395,620
Operating income ......................          $   864     $  2,089      $  2,752     $  1,241      $  4,802
Net income.............................          $   201     $  1,341      $  1,800     $    810      $  3,586
Net income per common and common
    equivalent share...................          $  0.03     $   0.20      $   0.27     $   0.13      $   0.46

STATISTICAL DATA:
Worksite employees at period end.......            4,244        6,587         8,590       11,391        21,106
PEO client companies at period end (3).                           239           285          339           678
Average number of worksite
     employees per PEO client
     company at period end (3).........                            28            30           34            31
Gross profit margin....................             4.20%        5.06%         5.59%        5.41%         6.47%


                                                                    YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
                                                  1992         1993          1994         1995         1996(1)
                                                 -------     --------      --------     --------      --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital........................           $  293      $ 1,507       $ 4,003      $ 2,052      $ 23,476
Total assets...........................            4,369        9,482        14,787       17,819        57,848
Long term borrowings, including current
    portion............................              285        1,178           996        2,406           842
Other long term liabilities............              423        2,151         3,206        2,737         2,507
Mandatorily Redeemable Series A
    Preferred Stock....................               --           --            --        6,264            --
Total stockholders' equity (deficit)...              164          848         2,648       (4,751)       32,080

--------------------
(1)      Includes the results of operations of the SMG business since
         September 1, 1996. Does not reflect the results of operations of SAI (which was acquired January 7, 1997) for any period presented. The SAI Aquisition will be accounted for as a pooling of interests.
(2) Revenues include all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of worksite employees.
(3)      Data not available for 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See
Item 1, "Cautionary Note Regarding Forward-Looking Statements." The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere in this Form 10-K.

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

         The Company's standard PEO services agreement provides for an initial one year term, subject to termination by the Company or the client at any time during the first year upon 30 days' prior written notice. Thereafter, the contract may be terminated upon 30 days' notice given prior to the expiration of the renewal term or immediately for cause. Revenues from professional employer services are based on a pricing model that takes into account the gross pay of each employee and a mark-up which includes the estimated costs of federal and state employment taxes, workers' compensation, employee benefits and the human resource administrative services, as well as a provision for profit. The specific mark-up varies by client based on the workers' compensation classification of the worksite employees and their eligibility for health care benefits. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix, which cannot be predicted with any degree of certainty. Specialty managed care revenues are generated from a variety of risk-bearing, capitated, and fee-based arrangements.

         The Company's revenues include all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage of worksite employees. The Company is obligated to pay the gross salaries and wages, related employment taxes and health care and workers' compensation costs of its worksite employees whether or not the Company's clients pay the Company on a timely basis or at all. The Company believes that including such amounts as revenues appropriately reflects the responsibility which the Company bears for such amounts and is consistent with industry practice. In addition, the Company's revenues are subject to fluctuations as the result of (i) changes in the volume of worksite employees serviced by the Company; (ii) changes in the wage base and employment tax rates of worksite employees; and (iii) changes in the mark-up charged by the Company for its services.

         The Company's primary direct costs are (i) salaries, wages, the employer's portion of social security, Medicare premiums, federal unemployment taxes and the compensation portion of the Michigan Single Business Tax, (ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in clauses (ii) and
(iii).

         The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs. Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history. The Company maintains reserves for medical and behavioral health claims which reserves are estimates based on periodic reviews of open claims, past claims experience and other factors deemed relevant by management. See Notes 1 and 7 of the Notes to Consolidated Financial Statements. While the Company believes that such reserves are adequate, the Company cannot predict with certainty the ultimate liability associated with health care costs and past claims experience may not be indicative of future results. Accordingly, if estimated reserve amounts prove to be less than the ultimate liability with respect to such claims, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

         Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Prior to 1997, the Company was insured under a large deductible insurance plan. Under this plan the Company was obligated to reimburse its insurance carrier for a portion of the insurance risk related to workers' compensation claims up to a predetermined deductible per occurrence of $500,000. Workers' compensation costs for 1994, 1995 and 1996 also include reserves for claims which have been incurred but not reported and for anticipated loss development. The Company has recently entered into an arrangement with an insurance company under which substantially all of the cost of the Company's workers' compensation coverage for the years 1997 to 1999 is fixed. Additionally, the Company entered into agreements whereby the Company reinsured substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996. See "Recent Developments" below.

         State unemployment taxes are based on rates which vary from state to state. Generally they are subject to certain minimum rates, but the aggregate rates payable by an employer are affected by the employer's claims history. The Company controls unemployment claims by aggressively contesting unfounded claims and, when possible, quickly returning employees to work by reassigning them to other worksites.

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

         The Company's profitability is largely dependent upon its success in managing its controllable direct costs. The Company manages its controllable direct costs through its use of (i) its proprietary managed care system, which includes provider networks, utilization review and case management, (ii) educational programs designed to reduce the severity and frequency of workplace accidents, and (iii) a variety of other techniques, including return to work programs, drug-free workplace programs, involvement in hiring, disciplinary and termination decisions, adjudication of unemployment claims, and reassignment of laid off workers.

         The Company's financial condition and results of operations are subject to several contingencies including the conclusions that may be reached by the IRS Market Segment Group and the resolutions of certain pending legal proceedings. For more information regarding such contingencies see Item 1, "Industry Regulation--Federal and State Employment Taxes," "Industry Regulation--Employee Benefit Plans," and Item 3, "Legal Proceedings."

RECENT DEVELOPMENTS

         In December 1996, the Company entered into an arrangement with Reliance National Insurance Company ("Reliance National") to provide workers' compensation insurance coverage for 1997 through 1999, at a substantially fixed cost, subject to a deductible of only $2,000 per medical only claim. Management believes that under this policy the Company's workers' compensation costs will be at a rate which is lower than that historically incurred by the Company under its large deductible workers' compensation insurance policy. In addition, the policy is anticipated to enhance the predictability of the Company's workers' compensation costs because it substantially eliminates the sensitivity of such costs to the ongoing loss development and payment of workers' compensation claims and related reserve adjustments beyond the $2,000 deductible per medical only claim.

         The Company's premium for 1997 is estimated at $5.5 million without giving effect to the SAI Acquisition, subject to adjustment depending on changes in the Company's payroll and other factors. The premium paid by the Company in December 1996 is reflected as pre-paid workers' compensation insurance premium in the Company's balance sheet at December 31, 1996 and will be amortized over the 1997 policy year. The Company intends to continue to manage its workers' compensation costs in order to permit it to take advantage of its right to elect to assume Reliance National's responsibility for claims up to the first $250,000. In the event of such assumption, the Company would be paid the excess of a loss fund, if any, which is calculated each year, over amounts paid by Reliance National with respect to such claims. The amount of the loss fund for 1997 is currently estimated at $4.2 million. Also in December 1996, the Company entered into an agreement with Reliance National and Commercial Risk Re-Insurance Company to reinsure substantially all of the Company's responsibility for remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996 (other than claims of SMG or SAI prior to the date of their acquisitions by the Company) for an aggregate premium of $3.2 million. As a result, the Company has recorded a deferred gain in the amount of approximately $600,000 which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims. Effective January 1, 1997, the Company will record workers' compensation costs based primarily on the fixed portion of the cost of the policy with Reliance National. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.

         During 1996, the Company acquired substantially all of the assets and liabilities of SMG in an acquisition accounted for as a purchase, and in January 1997 the Company acquired SAI by merger in an acquisition to be accounted for as a pooling of interests. See Item 1, "Business--Recent Acquisitions," and Note 2 of Notes to Consolidated Financial Statements. The financial condition and results of operations discussed below include the results of operations since September 1, 1996 of the business acquired from SMG and, accordingly, affects the comparability of the Company's 1996 results of operations to those of prior years. The financial information discussed below in "Results of Operations" and "Liquidity and Capital Resources" has not been retroactively adjusted to reflect the operations of SAI for periods prior to the SAI Acquisition. It is anticipated that once results of operations of the Company for periods subsequent to the date of acquisition of SAI are published, prior period results will be retroactively restated in accordance with the pooling of interest accounting treatment of the SAI Acquisition. The Company anticipates that it will recognize nonrecurring transaction expenses of approximately $200,000 in the first quarter of 1997 resulting from the SAI Acquisition. Summary financial information for SAI on an historical basis and a combined basis with the Company is set forth below:

SAI SUMMARY HISTORICAL FINANCIAL AND OPERATING DATA

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1994           1995             1996
                                                       -------        -------          -------
                                                       (IN THOUSANDS, EXCEPT STATISTICAL DATA)
STATEMENT OF INCOME DATA:
Revenues..........................................     $33,310        $56,062          $78,061
Gross profit......................................     $ 1,841        $ 2,714          $ 3,212
Operating income (loss) (1).......................     $    74        $  (891)         $(1,490)
Net income (loss) (1).............................     $    54        $  (557)         $  (893)


STATISTICAL DATA:
Worksite employees at period end..................       1,617          2,669            3,464
PEO clients at period end ........................         118            189              231
Average number of worksite employees per PEO
   client company at period end...................          14             14               15
Gross profit margin...............................        5.53%          4.84%            4.12%

------------------
(1) SAI losses are primarily attributable to workers' compensation and health care costs and general and administrative expenses. Commencing on the date of acquisition, SAI worksite employees will be covered under the Company's fixed cost workers' compensation policy.

SAI AND THE COMPANY SUMMARY COMBINED FINANCIAL AND OPERATING DATA

                                                                   YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                            1994           1995             1996
                                                          --------       --------         --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND
                                                                      STATISTICAL DATA)
STATEMENT OF INCOME DATA:
Revenues..............................................    $224,843       $295,469         $473,680
Gross profit..........................................    $ 12,556       $ 15,657         $ 28,795
Operating income......................................    $  2,795       $    317         $  3,280
Net income............................................    $  1,833       $    232         $  2,672
Net income per common and common equivalent share.....    $   0.25       $   0.03         $   0.32

STATISTICAL DATA:
Worksite employees at period end......................      10,207         14,060           24,570
PEO client companies at period end....................         403            528              909
Average number of worksite employees per PEO
   client company at period end.......................          25             27               27
Gross profit margin...................................        5.58%          5.30%            6.08%

RESULTS OF OPERATIONS

         The following table sets forth, for each of 1994, 1995 and 1996, certain selected income statement data expressed as a percentage of revenues:

                                                                                   AS A PERCENT OF REVENUES
                                                                                   ------------------------
                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------

                                                                             1994          1995              1996
                                                                             ----          ----              ----

Revenues............................................................        100.0%         100.0%           100.0%
                                                                           -------        -------          -------
Direct costs:
    Salaries, wages and employment taxes of worksite employees               88.2%          88.8%            87.8%
    Health care and workers' compensation...........................          5.4%           5.2%             4.8%
    State unemployment taxes and other..............................          0.8%           0.7%             1.0%
                                                                           -------        -------          -------
       Total direct costs...........................................         94.4%          94.6%            93.5%
                                                                           -------        -------          -------
Gross profit........................................................          5.6%           5.4%             6.5%
                                                                           -------        -------          -------
Operating expenses:
    Administrative personnel........................................          2.1%           2.6%             2.9%
    Other general and administrative, including provision
       for doubtful accounts........................................          1.2%           1.4%             1.3%
    Sales and marketing.............................................          0.7%           0.7%             0.9%
    Depreciation and amortization...................................          0.1%           0.1%             0.2%
                                                                           -------        -------          -------
        Total operating expenses....................................          4.2%           4.9%             5.3%
                                                                           -------        -------          -------
Operating income....................................................          1.4%           0.5%             1.2%
Interest income (expense), net......................................            0%             0%             0.2%
                                                                           -------        -------          -------
Income before taxes.................................................          1.4%           0.5%             1.4%
Provision for income taxes..........................................          0.5%           0.2%             0.5%
                                                                           -------        -------          -------
Net income..........................................................          0.9%           0.3%             0.9%
                                                                          --------       --------         --------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company's revenues for the year ended December 31, 1996 were $395.6 million, compared to $239.4 million for the year ended December 31, 1995, representing an increase of $156.2 million, or 65.2%. This increase was due primarily to an increased number of PEO clients and worksite employees. In addition, $16.1 million of the increase is attributable to the operations of SMG. Between December 31, 1995 and December 31, 1996, the number of PEO clients increased by 100%, from 339 to 678, of which 137 were acquired from SMG. The number of worksite employees increased 85.3% over the same period, from 11,391 worksite employees to 21,106, of which 1,987 were acquired from SMG. In addition, the Company earned approximately $3.7 million of revenues from its workers' compensation managed care services during 1996, compared to approximately $570,000 during 1995. This increase in workers' compensation managed care service revenues from year to year resulted from an increased number of workers' compensation managed care clients. Of the Company's workers' compensation managed care service revenues of $3.7 million, approximately $2.6 million resulted from services provided to one new client in 1996.

         Salaries, wages and employment taxes of worksite employees were $347.3 million for 1996, compared to $212.5 million for 1995, representing an increase of $134.8 million, or 63.4%. Salaries, wages and employment taxes of worksite employees were 87.8% of revenues for 1996, compared to 88.8% for 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was due mainly to incremental revenues from the Company's specialty managed care services.

         Health care and workers' compensation costs were $18.9 million for 1996, compared to $12.3 million for 1995, representing an increase of $6.6 million, or 53.2%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during 1996 which was a direct function of the increase of PEO clients and worksite employees. Health care and workers' compensation costs were 4.8% of revenues for 1996, compared to 5.2% for 1995. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to improved effectiveness in managing the frequency and severity of workers' compensation and health care costs and incremental revenues from the Company's specialty managed care services.

         State unemployment taxes and other direct costs were $3.9 million for 1996, compared to $1.6 million for 1995, representing an increase of $2.2 million or 135.4%. This increase was due mainly to the higher volume of salaries and wages paid during 1996 which was a direct function of the increase of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 1.0% of revenues for 1996, compared to 0.7% for 1995, primarily due to increases in other direct costs.

         Gross profit was $25.6 million for 1996, compared to $12.9 million for 1995, representing an increase of $12.6 million, or 97.7%, due mainly to the increase in revenues resulting from an increase of PEO clients and worksite employees. Gross profit was 6.5% of revenues for 1996, compared to 5.4% for 1995. This increase was due mainly to the Company's effectiveness in managing the frequency and severity of workers' compensation and health care costs and an increase in revenues from the Company's specialty managed care services which carry a higher margin than the Company's PEO services.

         Administrative personnel expenses were $11.6 million for 1996, compared to $6.3 million for 1995, representing an increase of $5.3 million, or 84.8%. This increase was primarily attributable to increased staffing to support the Company's future growth, including management and senior executive personnel. Administrative personnel expenses were 2.9% of revenues for the 1996, compared to 2.6% for 1995. The Company anticipates that this trend in administrative personnel expenses will continue in future periods as a result of the Company's growth and the expansion of its service offerings.

         Other general and administrative expenses, including the provision for doubtful accounts, were $5.1 million for 1996, compared to $3.4 million for 1995, representing an increase of $1.7 million, or 50.7%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which the Company made available to external clients for the first time in 1995. Other general and administrative expenses, including the provision for doubtful accounts, were 1.3% of revenues for 1996, compared to 1.4% for 1995.

         Sales and marketing costs were $3.4 million for 1996, compared to $1.7 million for 1995, representing an increase of $1.7 million, or 95.5%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets. Sales and marketing costs were 0.9% of revenues for 1996, compared to 0.7% for 1995.

         Net income was $3.6 million for 1996, compared to $0.8 million for 1995, representing an increase of $2.8 million, or 342.8%. Earnings per share were $0.46 for 1996, compared to $0.13 for 1995, representing an increase of $0.33, or 253.9%.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

         The Company's revenues were $239.4 million for the year ended December 31, 1995, compared to $191.5 million for the year ended December 31, 1994, representing an increase of $47.9 million, or 25.0%. This increase was due primarily to an increased number of PEO clients and worksite employees. Between December 31, 1994 and December 31, 1995, the number of PEO clients increased 18.9%, from 285 to 339. The number of worksite employees increased 32.6% over the same period, from 8,590 worksite employees to 11,391. In addition, the Company earned approximately $570,000 of revenues from its workers' compensation managed care services in 1995, the first year such services were offered.

         Salaries, wages and employment taxes of worksite employees were $212.5 million for 1995, compared to $168.9 million for 1994, representing an increase of $43.6 million, or 25.8%. Salaries, wages and employment taxes of worksite employees were 88.8% of revenues for 1995, compared to 88.2% for 1994. Salaries, wages and employment taxes of worksite employees increased as a percentage of revenues as a result of a change in the Company's client mix towards clients having more favorable workers' compensation risk profiles which allows the Company to charge a lower markup.

         Health care and workers' compensation costs were $12.3 million for 1995, compared to $10.3 million for 1994, representing an increase of $2.0 million, or 19.2%. Health care and workers' compensation costs were 5.2% of revenues for 1995, compared to 5.4% for 1994. This decrease was due primarily to improved efficiency in managing the frequency and severity of workers' compensation claims.

         State unemployment taxes and other direct costs were relatively unchanged from 1994 to 1995. State unemployment taxes and other direct costs were 0.7% of revenues for 1995, compared to 0.8% for 1994. This decrease is due primarily to improved efficiency in managing state unemployment insurance claims.

         Gross profit was $12.9 million for 1995, compared to $10.7 million for 1994, representing an increase of $2.2 million, or 20.8%. Gross profit was 5.4% of revenues for 1995, compared to 5.6% for 1994. This decrease was due primarily to the loss of a high margin contract with a significant behavioral health client in the third quarter of 1994 as a result of that client's acquisition by a third party. This contract represented approximately $0.8 million in gross profit during 1994.

         Administrative personnel expenses were $6.3 million for 1995, compared to $4.0 million for 1994, representing an increase of $2.3 million, or 56.8%. Of this increase, approximately $1.4 million was primarily attributable to increased staffing for the Company's workers' compensation managed care services, which were made available to external clients for the first time in 1995. The balance was primarily attributable to an increase in corporate management personnel and other general and administrative expenses related to the growth described above. Administrative personnel expenses were 2.6% of revenues for 1995, compared to 2.1% for 1994.

         Other general and administrative expenses, including provision for doubtful accounts, were $3.4 million for 1995, compared to $2.4 million for 1994, representing an increase of $1.0 million, or 41.5%. Other general and administrative expenses were 1.4% of revenues for 1995, compared to 1.2% for 1994.

         Sales and marketing costs were $1.7 million for 1995, compared to $1.4 million for 1994, representing an increase of $0.3 million, or 25.3%, but as a percentage of revenue remained at 0.7%. The increase reflects the addition of sales executives and a senior vice president of sales and marketing.

         Net income was $0.8 million for 1995, compared to $1.8 million for 1994, representing a decrease of $1.0 million, or 55.6%. Earnings per share were $0.13 for 1995, compared to $0.27 for 1994, representing a decrease of $0.14, or 51.9%.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Company had working capital of $23.5 million, compared to $2.1 million at December 31, 1995. The increase was primarily due to the Company's initial public offering in May 1996 of 2,000,000 shares of Common Stock from which the Company received proceeds of $26.9 million, net of $3.1 million of underwriting discounts, commissions and offering expenses. The Company had $17.3 million in cash at December 31, 1996. Of this amount, $1.3 million is in escrow in connection with the acquisition of SMG.

         The Company's Amended and Restated Credit Agreement with Fleet National Bank ("Fleet Bank") provides for a $13.0 million revolving line of credit of which (i) an aggregate of $8.0 million is available for standby letters of credit and revolving credit loans for working capital purposes (which working capital loans are limited to the lesser of $2.0 million or the "borrowing base," an amount equal to 85% of current accounts receivable from unrelated parties), and (ii) $5.0 million is available to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Amended and Restated Credit Agreement) plus a margin of 1.50% to 2.00%, depending on certain financial covenants, at the Company's option. The facility is secured by substantially all of the Company's assets other than the Company's headquarters building. Revolving credit loans and standby letters of credit mature December 31, 1997 and acquisition loans are repayable in 36 equal monthly installments commencing June 5, 1998. Draws against the acquisition line of credit can be made through June 5, 1998 and mature not later than June 5, 2001. The credit facility contains covenants that, among other things, limit the amount of total consolidated debt and liens, require the maintenance of certain consolidated financial ratios, prohibit dividends and similar payments, and restrict capital expenditures, mergers, dispositions of assets and certain business acquisitions. The Company is required to pay an unused facility fee ranging from .25% to .375% per annum on the facilities. See Note 8 of Notes to Consolidated Financial Statements. Under the revolving credit facility, the Company had outstanding approximately $6.3 million in standby letters of credit at December 31, 1996 which guarantee the payment of claims to the Company's previous workers' compensation insurance carrier. As of that date there were no amounts outstanding for working capital advances or under the acquisition loan facility, and all amounts under these facilities were available at December 31, 1996.

         In connection with the reinsurance of the Company's responsibility for remaining claims under the Company's large deductible workers' compensation insurance policies for 1994, 1995 and 1996 as described in "Recent Developments" above (the "Remaining Claims"), the Company is required to provide its former insurance carrier with a $6.0 million letter of credit, which has been issued by Fleet Bank. Commercial Risk Re-Insurance Company has provided a $4.1 million letter of credit in favor of Fleet Bank to secure the Company's repayment obligations with respect to such $6.0 million letter of credit. As a result, the Company has obtained a release of $4.0 million in restricted cash previously held by Fleet Bank as collateral.

         The Company's primary short-term liquidity requirements relate to the Company's insurance premium requirements under its workers' compensation policy, software development, acquisition of office and computer equipment to support its growth, and the payment of current tax obligations and other expenditures related to the Company's growth. The Company currently has no significant capital commitments for 1997, except for the amounts due to SMG shareholders in connection with the SMG Acquisition; however, the Company currently anticipates capital expenditures for 1997 of approximately $7.0 million, primarily for software development and computer and office equipment, and approximately $9.0 million for the prepayment of the workers' compensation insurance premium for 1998. The Company's long-term liquidity needs are currently limited to debt service on the Company's outstanding long-term obligations and income taxes. See Notes 8 and 12 of Notes to the Consolidated Financial Statements. The Company continually evaluates potential acquisitions and the entrance into new markets, and is considering the possible relocation of its corporate headquarters, any of which, if undertaken, could require significant capital expenditures by the Company.

         The Company anticipates that available cash, cash flows from operations and borrowing availability under the Amended and Restated Credit Agreement will be sufficient to satisfy the Company's liquidity and working capital requirements for the foreseeable future; however, to the extent that the Company should desire to increase its financial flexibility and capital resources or require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving line of credit or its acquisition loan facility, the Company may consider raising capital through the offering of equity and/or debt securities in the public or private markets, as well as from banks.

         Net cash used in operating activities was $4.1 million for 1996 compared to cash provided by operating activities of $1.5 million for 1995. The difference between the Company's 1996 net income of $3.6 million and its negative operating cash flow was due primarily to an $11.0 million increase in accounts receivable, a $5.5 million increase in prepaid workers' compensation insurance premium, an increase in reinsurance recoverable of $3.2 million, and an increase in prepaid expenses and other current assets of $360,000, partially reduced by an increase in accrued salaries, wages, and payroll taxes of $5.1 million, a decrease in restricted cash of $4.0 million, and an increase in reserve for claims of $1.8 million. The increase in accounts receivable resulted from both a higher number of PEO clients and worksite employees served during 1996 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle. The increase in reinsurance recoverable was due mainly to the transfer of substantially all of the Company's responsibility for remaining claims under its large deductible workers' compensation policies for 1994, 1995 and 1996. See "Recent Developments" above.

         Net cash used in investing activities was $5.5 million for 1996 compared to $400,000 in 1995. This reflects $2.2 million of the SMG purchase price paid in cash and $1.2 million placed in escrow in accordance with an escrow agreement for potential purchase price adjustments, as well as $2.0 million in expenditures for property and equipment to support the Company's growth.

         Net cash provided by financing activities was $24.7 million for 1996 compared to $900,000 used in financing activities in 1995. The 1996 cash flow reflects the Company's initial public offering which generated net offering proceeds of $26.9 million, partially offset by retirement of a subordinated promissory note in the amount of $1.2 million (see Note 8 of the Notes to Consolidated Financial Statements) and the funding of a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles, held and used by an entity, be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amounts of an asset may not be recoverable. SFAS No. 121 has been adopted by the Company for the year ended December 31, 1996. The adoption of SFAS No. 121 has not had, and is not expected to have, a material impact on the Company's financial position or results of operations. The Company reviews the carrying value of its long-lived and intangible assets on an ongoing basis. If such review indicates that these values may not be recoverable, the carrying value will be reduced to estimated fair value.

         The FASB has also issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines a fair value based method of accounting for employee stock options. This statement also permits a company to continue to measure compensation costs for their stock option plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires disclosure of the pro forma net income and earnings per share that would be recorded if the fair value method was utilized. The Company has adopted the disclosure provisions of SFAS No. 123, and retained the intrinsic value method of accounting for stock based compensation. See Note 11 of the Notes to Consolidated Financial Statements.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES
                                                                            PAGE
                                                                            ----
THE VINCAM GROUP, INC.

Report of Independent Certified Public Accountants........................   31

Balance Sheets as of December 31, 1995 and 1996...........................   32

Consolidated Statements of Income for the Years Ended December 31,
1994, 1995 and 1996.......................................................   33

Consolidated Statement of Changes in Stockholders' (Deficit) Equity
for the Years Ended December 31, 1994, 1995 and 1996......................   34

Consolidated Statements of Cash Flows for the Years Ended December 31,
1994, 1995 and 1996.......................................................   35

Notes to Consolidated Financial Statements................................   37

Financial Statement Schedule - Valuation and Qualifying Accounts..........   55

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Vincam Group, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Vincam Group, Inc. and its subsidiaries at December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Miami, Florida
February 21, 1997

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                 1995             1996
                                                             -----------      -----------
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.............................   $   912,272      $16,021,548
    Restricted cash.......................................     4,064,040        1,314,040
    Accounts receivable...................................     8,289,556       19,823,352
    Due from affiliates...................................       101,095          109,565
    Deferred taxes........................................       774,783          553,280
    Reinsurance recoverable...............................            --        1,728,000
    Prepaid workers' compensation insurance premium.......            --        5,483,972
    Prepaid expenses and other current assets.............       378,686          740,166
                                                             -----------      -----------
           Total current assets...........................    14,520,432       45,773,923

    Property and equipment, net...........................     2,507,025        3,916,411
    Deferred taxes........................................       451,529          105,391
    Reinsurance recoverable...............................            --        1,472,000
    Client contracts and other assets, net of accumulated
       amortization of $59,183 for 1996...................       339,805        1,616,881
    Goodwill, net of accumulated amortization of $64,228..            --        4,791,836
                                                             -----------      -----------
                                                             $17,818,791      $57,676,442
                                                             ===========      ===========
       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses.................    $1,302,665       $1,856,715
    Accrued salaries, wages and payroll taxes.............     6,618,291       12,939,969
    Amounts due under acquisition agreement...............            --        2,623,437
    Reserve for claims....................................     2,137,149        3,309,631
    Income taxes payable..................................       141,987          953,426
    Current portion of long term borrowings...............     1,305,362           50,004
    Distribution payable..................................       700,000               --
    Deferred compensation, due principally to stockholders       263,000          242,013
    Deferred gain ........................................            --          323,157
                                                             -----------        ---------
           Total current liabilities......................    12,468,454       22,298,352

Long term borrowings, less current portion................     1,100,972          791,557
Reserve for claims........................................     1,010,792        1,472,000
Income taxes payable......................................     1,386,323          672,818
Deferred compensation, due principally to stockholders....       294,300           41,200
Deferred gain.............................................            --          275,275
Other liabilities ........................................        45,338           45,338
                                                             -----------      -----------
           Total liabilities..............................    16,306,179       25,596,540
                                                             -----------      -----------
Commitments and contingencies (Note 14)...................            --               --
                                                             -----------      -----------
Preferred stock, $.01 par value, 20,000,000 shares
    authorized, 165.376 shares mandatorily redeemable
    Series A Preferred Stock issued and outstanding
    in 1995...............................................     6,263,610               --
                                                             -----------      -----------
Stockholders' (deficit) equity:
    Common stock, $.001 par value, 60,000,000 shares
       authorized, 4,956,066 and 8,013,332 shares issued
       and outstanding in 1995 and 1996, respectively.....         4,956            8,013
    Additional paid in capital............................            --       33,241,867
    Accumulated deficit...................................    (4,755,954)      (1,169,978)
                                                             -----------      -----------
           Total stockholders' (deficit) equity...........    (4,750,998)      32,079,902
                                                             -----------      -----------
                                                             $17,818,791      $57,676,442
                                                             ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------
                                                          1994                    1995                   1996
                                                      ------------            ------------           ------------
Revenues.........................................     $191,532,568            $239,407,710           $395,619,538
                                                      ------------            ------------           ------------

Direct costs:
  Salaries, wages and employment
   taxes of worksite employees...................      168,873,997             212,478,971            347,253,311

  Health care and workers'
   compensation..................................       10,348,787              12,339,677             18,909,125

  State unemployment taxes and
   other.........................................        1,594,831               1,646,250              3,873,906
                                                      ------------            ------------           ------------

Total direct costs...............................      180,817,615             226,464,898            370,036,342
                                                      ------------            ------------           ------------

Gross profit.....................................       10,714,953              12,942,812             25,583,196
                                                      ------------            ------------           ------------

Operating expenses:

     Administrative personnel....................        3,998,504               6,267,921             11,580,072

     Other general and administrative............        2,343,131               3,207,004              4,748,231

     Sales and marketing.........................        1,376,383               1,724,361              3,370,773

     Provision for doubtful accounts.............           40,000                 165,000                334,300

     Depreciation and amortization...............          204,911                 337,837                747,389
                                                      ------------            ------------           ------------

         Total operating expenses................        7,962,929              11,702,123             20,780,765
                                                      ------------            ------------           ------------

Operating income.................................        2,752,024               1,240,689              4,802,431

Interest (expense) income, net...................          (19,025)                 38,371                618,045
                                                      ------------            ------------           ------------

Income before taxes..............................        2,732,999               1,279,060              5,420,476

Provision for income taxes.......................         (933,049)               (469,223)            (1,834,500)
                                                      ------------            ------------           ------------

Net income.......................................     $  1,799,950            $    809,837           $  3,585,976
                                                      ============            ============           ============

Net income per common and common
     equivalent share............................     $       0.27            $       0.13           $       0.46
                                                      ============            ============           ============
Weighted average number of shares
     outstanding used in earnings per
     share calculation...........................        6,709,657               6,474,018              7,810,811
                                                      ============            ============           ============


        The accompanying notes are an integral part of these consolidated financial statements.


                             THE VINCAM GROUP, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN COMMON
                 STOCK AND OTHER STOCKHOLDERS' (DEFICIT) EQUITY

                                                                                                    RETAINED
                                                          COMMON STOCK             ADDITIONAL       EARNINGS
                                                    -----------------------         PAID IN       (ACCUMULATED
                                                      SHARES     PAR VALUE          CAPITAL         DEFICIT)              TOTAL
                                                    ----------   ----------       -----------     ------------         -----------
Balance at January 1, 1994..............             6,249,341   $    6,249       $    42,156     $   799,570          $   847,975

Net income..............................                    --           --                --       1,799,950            1,799,950
                                                    ----------   ----------       -----------     -----------          -----------

Balance at December 31, 1994............             6,249,341        6,249            42,156       2,599,520            2,647,925

Acquisition of shares..................               (249,342)        (249)          (42,156)     (1,457,595)          (1,500,000)

Recapitalization, including
transaction costs of $445,150 charged
to retained earnings....................            (1,043,933)      (1,044)               --      (6,707,716)          (6,708,760)

Net income..............................                    --           --                --         809,837              809,837
                                                    ----------   ----------       -----------     -----------          -----------

Balance at December 31, 1995............             4,956,066        4,956                --      (4,755,954)          (4,750,998)

Issuance of common stock, net of
   transaction costs of $3,058,685
   charged to paid in capital...........             2,000,000        2,000        26,939,315              --           26,941,315

Conversion of preferred stock into
   common stock.........................             1,043,933        1,044         6,262,566              --            6,263,610

Issuance of common stock to employees
   under stock option plans.............                13,333           13            39,986              --               39,999

Net income..............................                    --           --                --       3,585,976            3,585,976
                                                    ----------   ----------       -----------     -----------          -----------

Balance at December 31, 1996............             8,013,332   $    8,013       $33,241,867     $(1,169,978)         $32,079,902
                                                    ==========   ==========       ===========     ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------------------
                                                                                1994                 1995                  1996
                                                                            -----------          ------------          ------------
Cash flows from operating activities:
 Net income ......................................................         $  1,799,950          $    809,837          $  3,585,976
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ................................              204,911               337,837               747,389
    Provision for doubtful accounts ..............................               40,000               165,000               334,300
    Deferred income tax (benefit) expense.........................             (280,864)              (18,777)              567,641
    Changes in assets and liabilities:
     (Increase) decrease in restricted cash ......................           (2,279,752)              186,918             4,000,000
     Increase in accounts receivable..............................           (1,720,670)           (2,528,866)          (10,984,909)
     (Increase) decrease in due from affiliates ..................              (68,504)                9,440                (8,470)
     Increase in reinsurance recoverable..........................                 --                    --              (3,200,000)
     Increase in prepaid workers' compensation insurance premium..                 --                    --              (5,483,972)
     Decrease (increase) in prepaid expenses and
         other current assets ....................................                5,346              (226,201)             (359,524)
     Increase in other assets.....................................              (81,658)              (30,981)             (230,095)
     (Decrease) increase in accounts payable and
         accrued expenses ........................................             (536,590)              456,577               191,829
     Increase in accrued salaries, wages and
       payroll taxes .............................................            1,792,881             1,839,197             5,096,890
     Increase in reserve for claims ..............................            1,448,411               481,296             1,801,652
     Increase in income taxes payable.............................              191,103                19,353                97,934
     Increase (decrease) in other liabilities ....................               25,104               (40,000)             (274,087)
                                                                           ------------          ------------          ------------
Net cash provided by (used in) operating activities ..............              539,668             1,460,629            (4,117,446)
                                                                           ------------          ------------          ------------
Cash flows from investing activities:
   Purchases of property and equipment ...........................             (736,645)             (421,809)           (1,990,958)
   Contract acquisition costs ....................................                 --                (117,440)              (29,295)
   (Issuance) collection of notes receivable from
     stockholders ................................................             (123,078)              123,078                  --
   Cash placed in escrow in connection with acquisition of SMG.....                --                    --              (1,250,000)
   Cash paid in acquisition of SMG, net of cash
     acquired of $137,348 .........................................                --                    --              (2,219,566)
                                                                           ------------          ------------          ------------
Net cash used in investing activities ............................             (859,723)             (416,171)           (5,489,819)
                                                                           ------------          ------------          ------------
Cash flows from financing activities:  ...........................                 --                    --
   Principal payments on borrowings ..............................             (182,966)             (123,456)           (1,564,773)
   Recapitalization costs ........................................                 --                (445,150)                 --
   Cash paid in connection with acquisition
     of stock ....................................................                 --                (300,000)                 --
   Issuance of common stock, net of transaction
     costs of  $3,058,685 ........................................                 --                    --              26,941,315
   Payment of distribution payable ...............................                 --                    --                (700,000)
   Issuance of common stock to employees under stock
     plans .......................................................                 --                    --                  39,999
                                                                           ------------          ------------          ------------
Net cash (used in) provided by financing
   activities ....................................................             (182,966)             (868,606)           24,716,541
                                                                           ------------          ------------          ------------
Net (decrease) increase in cash and cash
   equivalents ...................................................             (503,021)              175,852            15,109,276
Cash and cash equivalents, beginning of year.. ...................            1,239,441               736,420               912,272
                                                                           ------------          ------------          ------------
Cash and cash equivalents, end of year............................         $    736,420          $    912,272          $ 16,021,548
                                                                           ============          ============          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

   Interest ......................................................         $     91,766          $    183,242          $    135,658
                                                                           ============          ============          ============
   Income taxes ..................................................         $  1,017,438          $    470,000          $  1,021,292
                                                                           ============          ============          ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

ACQUISITION OF ASSETS AND LIABILITIES OF THE STONE MOUNTAIN GROUP, INC.

         On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG") in a transaction accounted for as a purchase. The fair value of the assets acquired and liabilities assumed, and the consideration paid or to be paid were as follows:


Fair value of net assets acquired:
Client contracts.......................................             $1,300,000
Accounts receivable....................................                883,187
Prepaid expenses and other assets......................                 10,231
                                                                    ----------
Total non-cash assets..................................              2,193,418
                                                                    ----------

Accounts payable and accrued expenses..................                362,221
Accrued salaries, wages and payroll taxes..............              1,224,788
Reserve for claims.....................................                430,470
                                                                    ----------
Total liabilities assumed..............................              2,017,479
                                                                    ----------

Net assets acquired, excluding cash....................                175,939
Cash acquired..........................................                137,748
                                                                    ----------
Net assets acquired....................................             $  313,687
                                                                    ==========

Promissory notes payable to SMG shareholders...........             $1,373,437
Cash placed in escrow..................................              1,250,000
Cash paid for acquisition of SMG.......................              2,357,314
                                                                    ----------
Purchase price.........................................             $4,980,751
                                                                    ==========

         The following is a reconciliation of the purchase price to the excess of costs associated with the acquisition over the estimated fair value of net assets acquired allocated to goodwill:

Purchase price.........................................             $4,980,751
Net assets acquired....................................               (313,687)
Costs associated with the acquisition..................                189,000
                                                                    ----------

Amount allocated to goodwill...........................             $4,856,064
                                                                    ==========

         In connection with the acquisition of the assets of SMG, the Company issued promissory notes for $1,373,437 due in 1997 and placed in escrow $1,250,000, in accordance with an escrow agreement for potential purchase price adjustments in the event that, among other things, client retention fails to meet certain targets.

         In January 1995, the Company issued a subordinated note payable for $1,200,000 as partial consideration for shares reacquired by the Company.

         During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged a portion of their shares of common stock for approximately 166 shares of Series A Participating Convertible Preferred Stock valued at approximately $6,264,000.

         During 1995, the Company acquired $334,054 of computer hardware and software under a capital lease agreement.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 1- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Vincam Group, Inc. and its subsidiaries (the "Company") are a professional employer organization ("PEO") engaged primarily in the provision of human resource management and personnel administration services. In addition, the Company provides certain managed care services, including managed behavioral health care, employee assistance programs, drug-free workplace programs, utilization review services, comprehensive workers' compensation managed care, risk management and loss containment services.

         The Company provides PEO services primarily to small and medium sized companies in a variety of industries, including manufacturing, retail, and hospitality. Managed care services are provided to PEO clients and to health and workers' compensation insurance companies, health maintenance organizations, other managed care providers and large, self insured employers.

         PEO service contracts with client companies are generally for one year terms with automatic renewal options and subject to termination on a 30 days' notice by either party during the first year and annually thereafter. Managed care contracts with clients are for terms of one or more years and are subject to cancellation by either party upon 30 to 180 days' notice depending on the nature of the services provided.

         The Company does not have a concentration of customers in any one industry; however, during 1994, 1995 and 1996, a significant portion of the Company's revenues were generated in South Florida. The Company's revenues are generated predominantly by PEO services.

         A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

         PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of The Vincam Group, Inc. and its principal subsidiaries, Vincam Human Resources, Inc. ("VHR"), Psych/Care, Inc. ("Psych/Care") and Vincam Occupational Health Services, Inc. ("VOHS"). All material intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION. Revenues and the related costs of wages, salaries, and employment taxes from professional employer services related to worksite employees are recognized in the period in which the employee performs the service. Because the Company is at risk for all of its direct costs, independently of whether payment is received from its clients, and consistent with industry practice, all amounts billed to clients for gross salaries and wages, related employment taxes, and health care and workers' compensation coverage are recognized as revenue by the Company. The Company establishes a reserve for doubtful accounts when it determines that collection from a client is unlikely.

         Revenues from behavioral health services are recognized during the period in which the Company is obligated to provide behavioral health services to participants. Revenues from risk management, loss containment and workers' compensation managed care services are recognized in the period in which the services are performed.

         ACCOUNTING ESTIMATES. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

expenses during the reporting period. The more significant estimates relate to the Company's reserve for claims. Actual results could differ from those estimates.

         RESERVE FOR CLAIMS. The Company's workers' compensation benefits and certain of its health care benefits are provided under large deductible insured plans. The Company records reserves for workers' compensation and health care claims costs based on actuarial calculations using the Company's loss history of workers' compensation and health care claims, including estimates of incurred but not reported claims. Prior to 1994, the Company's workers' compensation insurance was under a loss-sensitive retrospectively rated plan which provided for retroactive premium adjustments based on actual loss experience.

         In December 1996, the Company entered into an agreement with a national insurance company to provide guaranteed fixed cost workers' compensation insurance coverage for 1997 through 1999, subject to a deductible of $2,000 per medical only claim. Accordingly, effective January 1, 1997, the Company will record workers' compensation costs based primarily on the fixed cost portion of the premium of its workers' compensation policy.

         In addition, in December 1996, the Company entered an agreement to reinsure its remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996, for an aggregate premium of $3,200,000. As a result, the Company has recorded the premium as a reinsurance recoverable at December 31, 1996 and a deferred gain in the amount of approximately $600,000 which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

         At December 31, 1995 and 1996, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, while expenditures which extend the useful lives of the assets are capitalized.

         GOODWILL. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a 25 year period. The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

         ADVERTISING COSTS. Advertising expenditures are charged to operations as incurred. Advertising expense amounted to $333,600, $386,123 and $547,698 in 1994, 1995 and 1996, respectively.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

         CLIENT CONTRACTS. Costs incurred in connection with the acquisition of client contracts from other professional employer organizations, as well as the fair market value of contracts acquired in connection with purchase business combinations, are capitalized and amortized using the straight line method over a period of 5 to 15 years, based on the term of the client contracts and/or the previous professional employer organization client retention rate. The Company periodically assesses the status of contracts acquired to determine the future realizability of the capitalized costs. At December 31, 1995 and 1996, the Company had recorded client contracts of $117,440 and $1,430,951, respectively (net of accumulated amortization of $0 in 1995 and $59,183 in 1996).

         CASH AND CASH EQUIVALENTS. Cash equivalents include investments with original maturities of three months or less and are stated at cost which approximates market value.

         INCOME TAXES. The Company records income tax expense using the liability method of accounting for deferred income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded when it is more likely than not that any or all of a deferred tax asset will not be realized. The provision for income taxes includes taxes currently payable plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

         The Company is subject to certain state taxes based on gross receipts, payroll and taxable income within that state. Taxes based on gross receipts and payroll are classified as salaries, wages and employment taxes of worksite employees in the accompanying consolidated statements of income, while taxes based on income are included in the provision for income taxes.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE. Net income per common and common equivalent share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the three years ended December 31, 1996. The Company has considered as outstanding common stock equivalents during each of the three years ended December 31, 1996, options awarded to employees and directors of the Company (see Notes 10 and 11). For purposes of the calculation of net income per common and common equivalent share, the mandatorily redeemable preferred stock is also considered a common stock equivalent.

         Net income per common and common equivalent share amounts for each of the years presented have been calculated giving retroactive effect to an approximate 8,417 to 1 stock split effected by the Company in June 1995 and a 3 for 4 split effected on February 21, 1996 (jointly, the "Stock Splits," see Note
10). All common and common equivalent share amounts have also been retroactively adjusted to reflect the Stock Splits.

         STOCK BASED COMPENSATION. Effective 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation (see Note 11).

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available information. Considerable judgement is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that the Company could realize in a current market exchange. At December 31, 1995 and 1996, the Company's financial instruments consist primarily of instruments without extended maturities, the fair values of which, based on management's estimates, equaled their carrying values.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 2 - ACQUISITIONS

         On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG"), a PEO headquartered in Snellville, Georgia, for $4,980,751 in cash and notes (the "SMG Acquisition"). Of the $4,980,751 purchase price, $2,357,314 was paid at closing, $1,373,437 will be payable in 1997, and $1,250,000 was placed in escrow for potential purchase price adjustments in the event that, among other things, client retention fails to meet certain targets. The SMG Acquisition was accounted for by the Company using the purchase method of accounting. Excess of costs over the estimated fair value of net assets acquired of $4,856,064 associated with the SMG Acquisition was allocated to goodwill, and is being amortized over a period of 25 years. The most significant adjustments to the balance sheet resulting from the SMG Acquisition are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying statement of cash flows.

         On January 7, 1997, the Company acquired Staff Administrators, Inc. ("SAI"), a privately held PEO headquartered in Denver, Colorado (the "SAI Acquisition"). The Company issued 520,000 shares of its common stock in exchange for all of the equity in SAI and its subsidiaries. The transaction will be accounted for as a pooling and is not reflected in the accompanying financial statements or notes except as set forth below.

         The following information presents the unaudited pro forma consolidated results of operations for the years ended December 31, 1994, 1995 and 1996 of the Company as if the SAI Acquisition had occurred at the beginning of the periods presented and as if the SMG Acquisition had occurred on January 1, 1995, after giving effect to certain adjustments.

                                              DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                  1994               1995               1996
                                              ------------       ------------       ------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Revenues                                  $224,843,043       $337,386,313       $505,567,360
                                              ============       ============       ============
    Net Income                                $  1,854,036       $    710,498       $  2,508,064
                                              ============       ============       ============
    Net income per common and
        common equivalent share               $       0.26       $       0.06       $       0.30
                                              ============       ============       ============


         These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company that would have been achieved had the acquisitions actually occurred at the beginning of each of the periods presented.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 3 - INITIAL PUBLIC OFFERING

         In May 1996, the Company completed its initial public offering and received proceeds of approximately $27,900,000, net of $2,100,000 underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of the proceeds to retire a subordinated promissory note in the amount of $1,200,000 (see Note 8) and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition, the Company incurred approximately $960,000 in other costs in connection with the offering. Simultaneously with the completion of the initial public offering, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") was converted into 1,043,933 shares of the Company's common stock (see Note 9).

         Also in connection with the completion of the Company's initial public offering, the Company amended and restated its Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 39,500,000 to 60,000,000, and to increase the authorized number of shares of preferred stock from 500,000 to 20,000,000.

NOTE 4 - RESTRICTED CASH

         The Company had cash deposits at December 31, 1995 of $4,000,000, which served as collateral on certain standby letters of credit issued in connection with the Company's workers' compensation insurance plan (see Note 7). At December 31, 1996, the $4,000,000 cash collateral was released.

         In connection with the SMG Acquisition, the Company has in escrow $1,250,000. At December 31, 1996, the escrow funds have been classified as restricted cash in the accompanying consolidated balance sheet (see Note 2).

NOTE 5 - ACCOUNTS RECEIVABLE

         At December 31, 1995 and 1996, accounts receivable consisted of the following:

                                          1995             1996
                                       ----------      -----------
Billed to clients .................... $3,145,887      $ 7,643,225
Unbilled revenues ....................  5,328,260       12,656,777
                                       ----------      -----------
                                        8,474,147       20,300,002
Less:  allowance for
       doubtful account ..............   (184,591)        (476,650)
                                       ----------      -----------
                                       $8,289,556      $19,823,352
                                       ==========      ===========

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31:

                                                                      ESTIMATED
                                                                    USEFUL LIVES
                                         1995             1996       (IN YEARS)
                                       ---------        --------    ------------

Land.................................   $284,374        $284,374
Building.............................    775,158         775,158         30
Building improvements................    510,232         510,232          7
Furniture and fixtures...............    308,924         661,347          5
Office and computer equipment........  1,353,926       2,992,197        3-5
Vehicles.............................     20,249          20,249          3
                                       ---------       ---------
                                       3,252,863       5,243,557
Less: accumulated depreciation and
 amortization                           (745,838)     (1,327,146)
                                       ---------       ---------

                                      $2,507,025      $3,916,411
                                       =========       =========

         At December 31, 1995 and 1996, gross fixed assets included $346,690 and $0 of office and computer equipment under capital lease obligations. The Company purchased these assets during 1996. See Notes 8, 10 and 14.

NOTE 7 - RESERVE FOR CLAIMS

         In December 1996, the Company entered into an agreement with a national insurance company to provide workers' compensation insurance coverage for 1997 through 1999, subject to a deductible of $2,000 per medical only claim. Accordingly, effective January 1, 1997, the Company will record workers' compensation costs based primarily on the fixed portion of its premium under such policy, rather than through the previous practice of applying actuarial estimates.

         In addition, in December 1996, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996 for an aggregate premium of $3,200,000. Since reserves for claims for these years have been previously provided, the Company has recorded the premium as a reinsurance recoverable at December 31, 1996 and a deferred gain in the amount of approximately $600,000 which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liabilities for claims.

         In connection with the reinsurance of claims exposure from 1994 to 1996, the insurance carrier has agreed to provide letters of credit in favor of the Company's lender to guarantee outstanding letters of credit under the Company's credit agreement (see Note 8).

         As a consequence of the reinsurance agreement described above, at December 31, 1996, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

       At December 31, 1995 and 1996, the Company's reserves for claims costs are as follows:

                                                               1995               1996
                                                            ----------         ----------
Accrued workers' compensation claims..................      $2,197,374         $3,327,057
Accrued health care claims............................         654,182            929,109
Reserve for behavioral health care claims.............         296,385            525,465
                                                            ----------         ----------
                                                             3,147,941          4,781,631
Less: workers' compensation claims expected
to be settled in more than one year...................      (1,010,792)        (1,472,000)
                                                            ----------         ----------

Reserve for claims--current...........................      $2,137,149         $3,309,631
                                                            ==========         ==========

NOTE 8 - BORROWINGS

Borrowings at December 31, 1995 and 1996 are as follows:

                                                                                              1995                 1996
                                                                                           ----------          ----------
Subordinated note payable in quarterly installments of $150,000 beginning in
March 1998, interest due quarterly at the quoted rate for 1 year U.S. Treasury
Bills (7% at December 31, 1996), paid in June 1996..............................           $1,200,000                  --

Note payable to bank, original amount of $1 million, repayable in monthly instalments of $4,167, plus interest at 8.5% per annum, through November 1998
when a balloon payment of $750,000 is due, secured by land and building.........              895,732          $  841,561

Capital lease obligation for computer hardware and software, payable in monthly instalments of $7,479 through May 2000, interest imputed at 12.3% per annum,
paid in September 1996..........................................................              310,602                  --
                                                                                           ----------          ----------
                                                                                            2,406,334             841,561
Less: current portion...........................................................           (1,305,362)            (50,004)
                                                                                           ----------          ----------
                                                                                           $1,100,972          $  791,557
                                                                                           ==========          ==========


       The Company incurred interest expense of approximately $97,000, $205,000 and $140,000 during 1994, 1995 and 1996, respectively.

         In June 1996, the Company amended its existing credit agreement with a bank (as amended, the "Credit Agreement") and increased the amount available under the Credit Agreement to $13,000,000. The Credit Agreement provides for a revolving credit facility with a sublimit of $8,000,000 to fund working capital advances and standby letters of credit. Working capital advances under the revolving credit facility are limited to the lesser of $2,000,000

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

or the Borrowing Base, primarily composed of current accounts receivable from unrelated parties. Amounts outstanding under the revolving credit facility mature December 31, 1997.

         The Credit Agreement also has an acquisition loan facility with a sublimit of $5,000,000. Draws under the acquisition loan facility are available through June 5, 1998, and are repayable in 36 equal monthly instalments from starting on June 5, 1998. The Company is charged fees of 1/2% per annum on any unused portion of the acquisition loan facility.

         The Credit Agreement is collateralized by substantially all of the assets of the Company and $4,100,959 in letters of credit issued by an insurance company in connection with the Company's reinsurance of prior years' claims (see
Note 7). The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt and interest coverage, net worth and other financial ratios.

         Interest under the Credit Agreement accrues at rates based on the prime rate ("Prime") or the Eurodollar Rate (as defined in the Credit Agreement), at the Company's option. Amounts outstanding under the revolving credit facility bear interest at Prime plus 0.5% or the Eurodollar Rate plus 2.5%. Amounts outstanding under the acquisition loan facility bear interest at Prime plus 1% or the Eurodollar Rate plus 3%.

         Under the revolving credit facility, the Company had outstanding $6,250,000 in standby letters of credit at December 31, 1996 which guarantee the payment of claims to the Company's workers' compensation insurance carrier. As of that date there were no amounts outstanding under the working capital advance or under the acquisition loan facilities. All amounts under these facilities were available at December 31, 1996.

         As of December 31, 1996, the scheduled annual maturities of the Company's long term debt are summarized as follows:

1997               $ 50,004
1998                791,557
                  ---------
                   $841,561
                  =========

NOTE 9 - MANDATORILY REDEEMABLE PREFERRED STOCK

         The Company has authorized 20,000,000 shares of preferred stock with a par value of $.01 per share. These shares can be issued from time to time, in one or more series as authorized by the Company's Board of Directors.

         During February 1995, the Company and its stockholders entered into an Agreement and Plan of Recapitalization whereby the Company's stockholders exchanged 1,043,933 (after adjusting for the effect of the Stock Splits) shares of common stock for 165.376 shares of Series A Participating Convertible Preferred Stock ("Series A Preferred Stock").

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

         The Series A Preferred Stock was recorded at $6,263,610 in the accompanying balance sheet as of December 31, 1995 based on its fair market value on the date of issuance, as evidenced by the sale of Series A Preferred Stock by the Company's principal stockholders to an unaffiliated party. Both the fair market value and the costs incurred of approximately $445,000 in connection with the recapitalization were charged to retained earnings at the time of the transaction.

         The Series A Preferred Stock was converted upon completion of the Company's initial public offering into 1,043,933 shares of common stock, after adjusting retroactively for the effects of the Stock Splits (see Note 3).

NOTE 10 - STOCKHOLDERS' EQUITY

         During June 1995, the Company increased its authorized common stock from 500,000 shares to 39,500,000 shares and simultaneously effected an approximate 8,417 to 1 stock split. On February 21, 1996, the Company effected a 3 for 4 reverse stock split. After the completion of the Company's initial public offering, the Company amended and restated its Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 39,500,000 to 60,000,000, and to increase the authorized number of shares of preferred stock from 500,000 to 20,000,000. All references in the financial statements to per share amounts have been retroactively restated to reflect the change in the number of common shares outstanding as a result of the Stock Splits.

         In connection with the stock split and increase in authorized shares effected in June 1995, the Company reduced the par value of its common stock to $.001 from $1.00.

         In June 1993, CP Investments, Inc., an entity controlled by the Company's principal stockholders, assigned to the Company an option which CP Investments held to purchase, from a third party for $ 1 million, the land and building which is owned by the Company and where the Company's headquarters are located. In October 1993, the Company exercised the option and purchased the land and building. As part of the assignment of the option, CP Investments retained the right to purchase the land and building from the Company for $1,000,000 for a ten year period.

         Based on two independent appraisals of the land and building subject to the previously described option, the Company valued the option at $700,000 (based on the difference between the market value of the building and its November 1993 purchase price) and recorded a distribution to its principal stockholders in June 1993. Because the transaction was entered into between commonly controlled entities, the value of the option was not considered additional basis in the building. Amounts due in connection with this distribution have been recorded as distribution payable at December 31, 1995 and paid in 1996 upon completion of the initial public offering.

         In January 1995, the Company entered into an agreement to reacquire certain of its outstanding shares from a minority shareholder. Under the terms of the agreement, the Company acquired and canceled 249,342 shares of its common stock, after adjusting for the effect of the Stock Splits, for $300,000 in cash and a subordinated note for $1,200,000 (see Note 8). Simultaneously, the Company's principal shareholders acquired 66,281 outstanding shares of the Company's common stock, after adjusting for the effect of the Stock Splits, for $400,000.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 11 - STOCK OPTION PLAN

         In February 1996, the Company adopted the 1996 Long Term Incentive Plan (the "1996 Plan") under which 800,000 shares of common stock, after adjusting for the effect of the Stock Splits, were reserved for issuance upon exercise of or in connection with stock options, stock appreciation rights, performance awards, grants of restricted stock and other stock based or stock related awards. The 1996 Plan provides for the grant of both incentive stock options and nonqualified stock options, as well as other stock-based awards, to the Company's directors, employees and consultants as determined in the discretion of the Stock Option Committee. Under the 1996 Plan, incentive stock options and nonqualified stock options may not be granted with an exercise price which is less than 100% of the fair market value of the Company's shares of common stock at the date of grant of the option.

         In May 1995, the Company adopted the 1995 Stock Option Plan (the
"1995 Plan") under which 666,665 shares of common stock, after adjusting for the effect of the Stock Splits, were reserved for issuance upon exercise of stock options. The 1995 Plan provides for the grant of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code ("incentive stock options") and nonqualified stock options to the directors, officers, key employees, consultants and other individual contributors of or to the Company and its subsidiaries, as determined in the discretion of the Stock Option Committee. Under the 1995 Plan, incentive stock options and nonqualified stock options may not be granted with an exercise price which is less than 100% and 85%, respectively, of the fair market value of the Company's shares of common stock at the date of grant of the option.

         Stock options normally have a term of ten years and generally become exercisable 40% after the second year from the date of grant and in instalments of 5% quarterly thereafter.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

         The following table summarizes stock option activity:

                                                                                                        WEIGHTED
                                                                                    EXERCISE            AVERAGE
                                                           STOCK OPTION               PRICE          EXERCISE PRICE
                                                           ------------          --------------      --------------
         Outstanding at January 1, 1995 ..............               --                      --                  --
           Granted ...................................          514,997          $ 3.00 - $3.33        $       3.05
           Canceled ..................................               --                      --                  --
           Exercised .................................               --                      --                  --
                                                           ------------          --------------        ------------

         Outstanding at December 31, 1995 ............          514,997          $ 3.00 - $3.33        $       3.05
           Granted ...................................          311,499          $4.67 - $33.13        $      20.62
           Canceled ..................................          (44,999)         $ 3.00 - $8.05        $       5.81
           Exercised .................................          (13,333)                  $3.00        $       3.00
                                                           ------------          --------------        ------------

         Outstanding at December 31, 1996                       768,164          $3.00 - $33.13        $       9.81
                                                           ============          ==============        ============

         Exercisable at:
           December 31, 1995 .........................                0                                          --
           December 31, 1996 .........................           40,000                                $       3.00

         Available for grant at:
           December 31, 1995 .........................          951,668
           December 31, 1996 .........................          702,390


         The Company has adopted the disclosure provisions of SFAS 123. The assumptions used in the calculation of the fair value of the options, using the Black-Scholes method, issued to employees and directors of the Company during 1995 and 1996 were as follows:

                                                      1995              1996
                                                      ----              ----
Expected life (years) ............................     6.5               6.5
Interest rate ....................................    6.20%             6.20%
Volatility .......................................      55%               55%
Dividend yield ...................................       0%                0%

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

         Had compensation cost for the Company's two option plans been determined based on fair market value at the grant date for awards in 1995 and 1996 using the straight line method to recognize such cost, the Company's net income and net income per common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                  1995            1996
                                               ---------       ----------
Pro forma net income                           $ 688,333       $2,310,734
                                               =========       ==========
Pro forma net income per common
   and common equivalent share                 $    0.11            $0.30
                                               =========       ==========

         Weighted-average fair value of options granted during the year 1995 and 1996 was $1.86 and $14.05, respectively.

         The following table summarizes stock option average grant date fair value, and weighted average remaining contract life for options outstanding at December 31, 1996:
                                                WEIGHTED
                                                AVERAGE               REMAINING
    RANGE OF            NUMBER OF              GRANT DATE            CONTRACTUAL
 EXERCISE PRICE          OPTIONS               FAIR VALUE                LIFE
---------------         ---------              ----------            -----------
$ 3.00 - $ 3.33           481,665              $     1.87                    7.5
$ 4.67 - $ 8.05           103,999              $     5.46                    9.5
$21.00 - $28.50            63,500              $    16.23                    9.5
$33.13 - $37.13           119,000              $    24.17                   10.0
                          -------

Stock options
 outstanding as
 of December 31, 1996.... 768,164
                          =======

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996


NOTE 12 - INCOME TAXES

         The provision for federal and state income taxes consists of the following:

                                     1994              1995           1996
                                  ----------         --------      ----------
CURRENT

     Federal..................... $1,188,913         $468,000      $1,205,859
     State.......................     25,000           20,000          61,000
                                  ----------         --------      ----------
                                   1,213,913          488,000       1,266,859
                                  ----------         --------      ----------

DEFERRED

     Federal.....................   (280,864)         (18,777)        567,641
     State.......................        --                --              --
                                  ----------         --------      ----------
                                    (280,864)         (18,777)        567,641
                                  ----------         --------      ----------

Provision for income taxes....... $  933,049         $469,223      $1,834,500
                                  ==========         ========      ==========

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

         The gross amounts of deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at December 31, 1995 and 1996 are as follows:

                                                      1995             1996
                                                     -------         --------


Current deferred tax assets:

     Allowance for doubtful accounts.............   $ 59,361         $128,061
     Accrued health care claims..................    222,422          315,897
     Reserve for workers' compensation claims,
      net of reinsurance recoverable ............    403,580          109,322
     Deferred compensation.......................     89,420               --
                                                    --------         --------
                                                    $774,783         $553,280
                                                    ========         ========
Long term deferred tax assets and (liabilities):

     Deferred compensation.......................   $100,062            8,878
     Reserve for workers' compensation claims,
      net of reinsurance recoverable.............    343,527           93,126
     Goodwill....................................         --           (4,553)
     Other.......................................      7,940            7,940
                                                    --------         --------
                                                    $451,529         $105,391
                                                    ========         ========

         Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductible temporary differences generating the deferred tax assets. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

         A reconciliation of the differences between income taxes computed at the federal statutory tax rate and the income tax provisions reflected in the accompanying consolidated statements of income is as follows:

                                         1994           1995            1996
                                       --------      ----------      ----------
Income taxes computed at the federal
statutory tax rate of 34%............. $929,219        $434,880      $1,842,960
State income taxes, net of federal
income tax effect.....................   16,500          13,200          40,260
Other, net............................  (12,670)         21,143         (48,720)
                                       --------      ----------      ----------

Provision for income taxes............ $933,049        $469,223      $1,834,500
                                       ========        ========      ==========

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 13 - EMPLOYEE BENEFIT PLANS

         The Company maintains a defined contribution plan covering certain of its worksite employees for a number of client companies. The Company contributes, on behalf of each participating client, varying amounts based on client company elections. Total Company contributions for the years ended December 31, 1994, 1995 and 1996 were $416,922, $550,776 and $1,065,072, respectively.

         In August 1996, the Company received a favorable determination letter from the Internal Revenue Service ("IRS") regarding the qualified status of its defined contribution plan under Section 401(k) of the IRC. In its application to the IRS, the Company informed the IRS that the Company is involved in the business of leasing employees to client companies and that the 401(k) plan covered worksite or leased employees who satisfied the plan's eligibility requirements.

         The Company sponsors an unfunded deferred compensation plan (the "Deferred Plan"). The Deferred Plan covers a selected group of employees as determined by the Company's Board of Directors. The amounts due under the Deferred Plan are based on bonuses granted by the Board of Directors, at its discretion at each year end for that year's performance by the employee. Based on the awards granted, the Company recorded compensation expense of $41,200 during 1994. No deferred compensation expense was recognized during 1995 and 1996.

         The amount of compensation subject to the Deferred Plan and the vesting period for individual grants, or any changes thereto, is established by the Company's Board of Directors. Deferred compensation amounts generally vest at the end of three years from the date of award, provided the participant is employed by the Company on such date. At December 31, 1996 the vesting schedule under the Plan is as follows:

1997.....................  $ 242,013
1998.....................     41,200
                           ---------

                           $ 283,213
                           =========

         The Company has included these amounts within other liabilities in the accompanying balance sheets as short term or long term based on the applicable vesting dates. Of the above amounts, approximately $200,000 at December 31, 1996, relate to deferred compensation to the Company s principal stockholders. All deferred compensation is expected to be paid in cash.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into non-compete agreements with its Chairman and Vice-Chairman, who are also the Company's principal stockholders. The agreements are for a term to be specified by the Company, not to exceed two years, in the event of the Chairman's or Vice-Chairman's termination. The non-compete agreements require payment to the Chairman and Vice-Chairman of their full salary and benefits during the term of the agreement.

                            THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

         The Company leases certain office space, automobiles and office equipment under non-cancelable operating leases expiring on various dates through the year 2000. Total rent expense charged to operations during the years ended December 31, 1994, 1995 and 1996 was approximately $ 177,900, $270,900 and $294,900 respectively.

         At December 31, 1996, the minimum annual rental commitments under the previously described operating leases are as follows:

                  FOR THE
                YEAR ENDING
                DECEMBER 31,
                ------------

1997 .......... $   492,419
1998 ..........     368,230
1999 ..........     196,332
2000 ..........      62,183
2001 ..........      28,497
                -----------
Total ......... $ 1,147,661
                ===========


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

         The Company is a defendant in a lawsuit brought in Dade County Circuit Court in November 1995 by an individual who alleges that he was injured by a worksite employee of a client of the Company, which owns and operates a hotel and is a co-defendant in the litigation. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. The plaintiff alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         In October 1996, the Company received a notice of assessment in the discounted amount of approximately $53,500 from The Treasurer of the State of Florida Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers compensation insurance fund which was declared insolvent (the "Fund"). The Company paid the assessment in January 1997. The Company had certain worksite employees covered by the Fund during fiscal years ended December 31, 1992, 1993 and 1994.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

The court order authorizing the assessment provides that the Company, by paying the discounted assessment, is deemed to have paid its assessment in full and is not subject to any further assessment for policyholder loss claims. The Company may be subject to additional liability for the assessments of other Fund members. The Company believes that there are approximately 700 members of the Fund which have been assessed $37.0 million in the aggregate. Although the amount of the potential exposure, if any, for such additional liability is not yet determinable, management believes that the Company has meritorious defenses to the assessment and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There cannot, however, be any assurance that any such liability will not have such material adverse effect.

         The company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial position or results of operations.


         See also Notes 1 and 7.
                                       53

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

NOTE 15 - QUARTERLY INFORMATION (UNAUDITED)

         The following table presents unaudited quarterly operating results for the two years ended December 31, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1995 and 1996. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                              1995 QUARTER ENDED                          1996 QUARTER ENDED
                                   ----------------------------------------    ------------------------------------------
                                   MARCH 31    JUNE 30   SEPT. 30   DEC. 31    MARCH 31   JUNE 30   SEPT. 30      DEC. 31
                                   --------    -------   --------   -------    --------   -------   --------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Revenues                           $ 55,311    $57,165    $58,383   $68,549    $79,890    $89,180    $99,459     $127,091
                                   --------    -------    -------   -------    -------    -------    -------     --------
Gross profit                          3,205      3,005      3,038     3,695      5,089      5,701      6,792        8,001
                                   --------    -------    -------   -------    -------    -------    -------     --------
Operating income                        500        132        173       436        931      1,109      1,249        1,513
                                   --------    -------    -------   -------    -------    -------    -------     --------
Net income                         $    322    $    84    $   116   $   288    $   593    $   816    $   989     $  1,188
                                   ========    =======    =======   =======    =======    =======    =======     ========
Net Income Per Common and
Common Equivalent Share            $   0.05    $  0.01    $  0.02   $  0.04    $  0.09    $  0.11    $  0.12     $   0.14
                                   ========    =======    =======   =======    =======    =======    =======     ========

                                   * * * * * *

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                  COLUMN B           COLUMN C             COLUMN D                COLUMN E
--------------------------------   ---------------      -----------      -----------------        -----------------
                                                                            PAYMENTS OF
                                                         CHARGES TO          CLAIMS AND
                                      BALANCE,            COSTS AND            OTHER                   BALANCE,
                                   JANUARY 1, 1996        EXPENSES          REDUCTIONS            DECEMBER 31, 1996
                                   ---------------      -----------      -----------------        -----------------
RESERVE FOR CLAIMS ............... $     3,149,941      $12,468,676      $    (10,836,986)        $       4,781,631
                                   ===============      ===========      =================        =================
ALLOWANCE FOR DOUBTFUL ACCOUNTS... $       184,591      $   334,300      $        (42,241)        $         476,650
                                   ===============      ===========      =================        =================
                                                                            PAYMENTS OF
                                                                         CLAIMS, WRITE OFF
                                                         CHARGES TO       OF UNCOLLECTIBLE
                                      BALANCE,            COSTS AND         ACCOUNTS AND               BALANCE,
                                   JANUARY 1, 1995        EXPENSES        OTHER REDUCTIONS        DECEMBER 31, 1995
                                   ---------------      -----------      -----------------        -----------------
RESERVE FOR CLAIMS ..............  $     2,666,645      $ 7,072,548      $     (6,591,252)        $       3,147,941
                                   ===============      ===========      =================        =================
ALLOWANCE FOR DOUBTFUL ACCOUNT...  $        84,747      $   165,000      $        (65,156)        $         184,591
                                   ===============      ===========      =================        =================
                                                                            PAYMENTS OF
                                                         CHARGES TO          CLAIMS AND
                                      BALANCE,            COSTS AND            OTHER                   BALANCE,
                                   JANUARY 1, 1994        EXPENSES          REDUCTIONS            DECEMBER 31, 1994
                                   ---------------      -----------      -----------------        -----------------
RESERVE FOR CLAIMS ..............  $     1,218,234      $ 4,509,945      $     (3,061,534)        $       2,666,645
                                   ===============      ===========      =================        =================
ALLOWANCE FOR DOUBTFUL ACCOUNTS..  $        44,747      $    40,000      $             --         $          84,747
                                   ===============      ===========      =================        =================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the Company's executive officers is included in Item 1 of Part I under "Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders to be held on April 22, 1997 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item 11 will be contained in the Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which is contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements - The financial statements and
                  independent auditors' report are listed in the "Index to Financial Statements and Financial Schedules" on page 30 and included on pages 31 through 55.

         2. Financial Statement Schedules -- The financial statement schedule required by Item 14(a)(2) is included on page 55.

         3.       Exhibits including those incorporated by reference:

EXHIBIT
   NO.                              DESCRIPTION
-------                             -----------

2.1 Agreement and Plan of Recapitalization, dated as of February 10, 1995, among the Registrant, Carlos A. Saladrigas, Jose M. Sanchez, Richard B. Light and Steven R. Light.*

2.2 Asset Purchase Agreement, dated as of August 21, 1996, by and among the Registrant, The Stone Mountain Group, Inc. and the shareholders of The Stone Mountain Group, Inc. (incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Report on Form 8-K dated August 21, 1996 (Commission File No. 0-28148)).

2.3 Agreement and Plan of Merger, dated as of December 24, 1996, by and among the Registrant, Staff Administrators, Inc. and the shareholders of Staff Administrators, Inc., including the forms of Registration Agreement, Escrow Agreement and Agreement and Plan of Merger with respect to Staff Administrators of Western Colorado, Inc. which are exhibits thereto (incorporated by reference to Exhibit 2 filed as part of the Registrant's Report on Form 8-K dated December 10, 1996 (Commission file No. 0-28148)).

3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed as part of the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-28148)).

3.2 Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 filed as part of the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-28148)).

4.1           Form of certificate for shares of the Registrant's Common
              Stock (incorporated herein by reference to Exhibit 4.1 filed as a part of Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Commission on March 29, 1996 (Registration Statement File No. 333-1594)). 4.2 See Exhibits 3.1 and 3.2 for provision of the Articles of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock.

10.1 Series A Participating Convertible Preferred Stock Purchase Agreement, dated as of February 19, 1995, among the Registrant, Carlos A. Saladrigas, Jose M. Sanchez, Greylock Equity Limited Partnership, a Delaware limited partnership, and for certain limited purposes, Richard B. Light and Steven R. Light.*

10.2          [intentionally omitted]

10.3 Registration Rights Agreement among the Registrant, Greylock Equity Limited Partnership, Carlos A. Saladrigas and Jose M. Sanchez, dated February 10, 1995.*

10.4          Non-Competition Agreement between the Registrant and Jose M.
              Sanchez, dated February 10, 1995.*

10.5          Non-Competition Agreement between the Registrant and Carlos
              A. Saladrigas, dated February 10, 1995.*

10.6          [intentionally omitted]

10.7          [intentionally omitted]

10.8 Amended and Restated Credit Agreement, dated as of June 5, 1996 among The Vincam Group, Inc., its Subsidiaries and Fleet National Bank of Massachusetts (incorporated herein by reference to Exhibit
              10.1 filed as part of the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 1996 (Commission File No. 0-28148))
10.9          Workers' Compensation and Employers Liability Policy No.
              WA1-65D-004109-035, issued by Liberty Mutual Insurance Company, policy period December 31, 1995 to December 31, 1996 incorporated herein by reference to Exhibit 10.9 filed as part of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the Commission on April 15, 1996 (Registration Statement File No. 333-1594)).

10.10 Agreement for Guarantee of Deductible Reimbursement, dated January 4, 1996, between the Registrant and Liberty Mutual Insurance Company, related to Policy No. WA1-65D-004109- 035.*

10.11         Workers' Compensation and Employers Liability Policy No.
              WA1-65D-004109-034, issued by Liberty Mutual Insurance Company, policy period December 31, 1994 to December 31, 1995.*

10.12 Agreement for Guarantee of Deductible Reimbursement, dated January 23, 1995, between the Registrant and Liberty Mutual Insurance Company, related to Policy No. WA1-65D- 004109-034.*

10.13         Workers' Compensation and Employers Liability Policy No.
              WA1-65D-004109-014, issued by Liberty Mutual Insurance Company, policy period January 1, 1994 to December 31, 1994.*

10.14 Agreement for Guarantee of Deductible Reimbursement, dated January 4, 1996, between the Registrant and Liberty Mutual Insurance Company, related to Policy No. WA1-65D-004109- 014.*

10.15         [intentionally omitted]

10.16         [intentionally omitted]

10.17         Agreement between Vincam Occupational Health Systems, Inc.
              and HIP Health Plan of Florida, Inc., effective May 1, 1994.*

10.18 1995 Stock Option Plan of the Registrant (management compensation plan).*

10.19 1996 Long Term Incentive Plan of the Registrant (management compensation plan).*

10.20 Vincam Human Resources, Inc. Deferred Compensation Plan (management compensation plan).*

10.21 Real Estate Mortgage and Security Agreement, dated as of November 2, 1994, between Consolidated Bank, N.A. and the Registrant.*

10.22         Promissory Note, dated November 2, 1994, issued by The
              Vincam Group, Inc. to Consolidated Bank, N.A. in the aggregate principal amount of $1,000,000.*

10.23 Amendment, entered into as of December 27, 1995, to the Registration Rights Agreement dated February 10, 1995, between the Registrant, Greylock Equity Limited Partnership, Carlos A. Saladrigas and Jose M. Sanchez (incorporated herein by reference to Exhibit 10.23 filed as part of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the Commission on April 15, 1996 (Registration Statement File No. 333-1594)).

10.24 Deductible Payment Loss Portfolio Transfer Insurance Policy effective December 31, 1996 issued by Commercial Risk Re-Insurance Company to the Registrant. (confidential treatment has been requested for certain portions of Exhibit 10.24).

10.25 Deductible Indemnification Agreement effective December 31, 1996 between the Registrant and the Reliance Insurance Company.

10.26 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00 (confidential treatment has been requested for certain portions of Exhibit 10.26)

10.27 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NXS0133598-00.

10.28 Excess Deductible Indemnity Agreement, effective December 31, 1996 issued by Reliance Insurance Company of Illinois.

10.29 Agreement and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 31, 1996, by and among the Registrant, its subsidiaries and Fleet National Bank (incorporated by reference to Exhibit 10 filed as part of the Registrant's Report on Form 8-K dated December 10, 1996 (Commission File No. 0-28148)).

11            Statement re Computation of Per Share Earnings.

21            Subsidiaries of the registrant.

23.1          Consent of Price Waterhouse LLP.

27            Financial Data Schedule
--------------------
* Incorporated herein by reference to the exhibit of the same number filed as a part of the Company's Registration Statement on Form S-1 filed with the Commission on February 22, 1996 (Registration Statement File No. 333-1594).

(b)      Reports on Form 8-K:

         On November 8, 1996, the Company filed Amendment No. 1 to its Current Report on Form 8-K dated August 30, 1996 with the Securities and Exchange Commission reporting information under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of March, 1997.

                                           THE VINCAM GROUP, INC.

                                           By:/s/ CARLOS A. SALADRIGAS
                                           --------------------------------
                                           Carlos A. Saladrigas
                                           Chairman of the Board, President
                                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                                DATE
---------                                            -----                                                ----
/s/ CARLOS A. SALADRIGAS
------------------------
Carlos A. Saladrigas                        Chairman of the Board, President                         March 5, 1997
                                            and Chief Executive Officer
                                            (Principal Executive Officer)
/s/ JOSE M. SANCHEZ
------------------------
Jose M. Sanchez                             Vice Chairman of the Board                               March 5, 1997
                                            Area President - South Florida

/s/ STEPHEN L. WAECHTER
------------------------
Stephen L. Waechter                         Chief Financial Officer,                                 March 5, 1997
                                            Senior Vice President-
                                            Finance and Administration
                                            (Principal Financial Officer)
/s/ MARTINIANO J. PEREZ
------------------------
Martiniano J. Perez                         Vice President, Controller                               March 5, 1997
                                            (Principal Accounting Officer)

/s/ HOWARD E. COX, JR.
------------------------
Howard E. Cox, Jr.                          Director                                                 March 5, 1997


/s/ CHARLES M. HAZARD, JR.
--------------------------
Charles M. Hazard, Jr.                      Director                                                 March 5, 1997


/s/ JOHN H. MCARTHUR
--------------------------
John H. McArthur                            Director                                                 March 5, 1997

                                       61

                                  EXHIBIT INDEX

10.24 Deductible Payment Loss Portfolio Transfer Insurance Policy effective December 31, 1996 issued by Commercial Risk Re-Insurance Company to the Registrant. (confidential treatment has been requested for certain portions of Exhibit 10.24).

10.25 Deductible Indemnification Agreement effective December 31, 1996 between the Registrant and the Reliance Insurance Company.

10.26 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00 (confidential treatment has been requested for certain portions of Exhibit 10.26).

10.27 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NXF0133598-00.

10.28 Excess Deductible Indemnity Agreement, effective December 31, 1996 issued by Reliance Insurance Company of Illinois.

11            Statement re Computation of Per Share Earnings.

21            Subsidiaries of the registrant.

23.1          Consent of Price Waterhouse LLP.

27            Financial Data Schedule