Form 10-Q
period 1997-03-31
VINCAM GROUP INC
filed 1997-05-12
CIK 1008896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-28148


                             THE VINCAM GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                    59-2452823
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2850 Douglas Road Coral Gables, Florida                                 33134
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (305) 460-2350
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
  ----------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     As of May 8, 1997, The Vincam Group, Inc. had 8,581,109 shares of common stock, $.001 par value, outstanding.

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements ....................................  3
Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ......... 14

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings ......................................  21
Item 2.           Changes in Securities ..................................  21
Item 5.           Other Information ......................................  21
Item 6.           Exhibits and Reports on Form 8-K .......................  22

SIGNATURES ...............................................................  23

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page
                                                                           ----
THE VINCAM GROUP, INC.

    Consolidated Balance Sheets as of March 31, 1997 and
      December 31, 1996.................................................    4

    Consolidated Statements of Income for the Three Months
      Ended March 31, 1997 and 1996.....................................    5

    Consolidated Statement of Changes in Stockholders' Equity
      for the Three Months Ended March 31, 1997.........................    6

    Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 1997 and 1996..............................    7

    Notes to Consolidated Financial Statements..........................    9

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                       1997            1996
                                                   -------------   -------------
                                     Assets
Current assets:
    Cash and cash equivalents .................... $ 12,094,792    $ 16,374,288
    Investments ..................................      318,764         149,626
    Restricted cash ..............................    2,331,917       2,331,917
    Accounts receivable ..........................   26,639,573      22,111,756
    Due from affiliates ..........................      276,678         235,927
    Deferred taxes ...............................    1,480,246       1,457,280
    Reinsurance recoverable ......................    3,001,800       1,728,000
    Prepaid workers' compensation
     insurance premium ...........................    4,792,244       5,483,972
    Prepaid expenses and other current assets ....    1,095,981         784,159
                                                   -------------   -------------
           Total current assets ..................   52,031,995      50,656,925

    Property and equipment, net ..................    5,454,938       4,164,596
    Deferred taxes ...............................      606,404         628,626
    Reinsurance recoverable ......................    1,472,000       1,472,000
    Client contracts and other assets ............    1,919,513       1,686,176
    Goodwill .....................................    5,303,730       4,791,836
                                                   -------------   -------------
                                                   $ 66,788,580    $ 63,400,159
                                                   =============   =============

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses ........ $  2,563,045    $  3,406,633
    Accrued salaries, wages and payroll taxes ....   18,546,678      15,364,364
    Amounts due under acquisition agreement ......    2,210,937       2,623,437
    Reserve for claims ...........................    4,791,506       5,085,016
    Income taxes payable .........................    1,760,641       1,307,576
    Current portion of long term borrowings ......       89,167          89,167
    Deferred compensation ........................        6,617         242,013
    Deferred gain ................................      530,240         323,157
                                                   -------------   -------------
           Total current liabilities .............   30,498,831      28,441,363

Long term borrowings, less current portion .......      786,495         807,883
Reserve for claims ...............................    2,332,200       2,846,188
Income taxes payable .............................         --           672,818
Deferred compensation ............................         --            41,200
Deferred gain ....................................      528,744         275,275
Other liabilities ................................       63,338          45,338
                                                   -------------   -------------
           Total liabilities .....................   34,209,608      33,130,065
                                                   -------------   -------------
Commitments and contingencies (Note 7) ...........         --              --
                                                   -------------   -------------
Stockholders' equity:
    Common stock, $.001 par value, 60,000,000
      shares authorized, 8,574,442 shares
      issued and outstanding .....................        8,574           8,013
    Additional paid in capital ...................   34,233,325      33,241,867
    Accumulated deficit ..........................   (1,662,927)     (2,979,786)
                                                   -------------   -------------
           Total stockholders' equity ............   32,578,972      30,270,094
                                                   -------------   -------------
                                                   $ 66,788,580    $ 63,400,159
                                                   =============   =============


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                            -------------------------------
                                                 1997             1996
                                            --------------   --------------

Revenues ................................   $ 170,075,503    $  96,969,598
                                            --------------   --------------
Direct costs:
    Salaries, wages and employment
      taxes of worksite employees .......     150,738,554       85,811,918
    Health care and workers' compensation       7,002,124        4,619,440
    State unemployment taxes and other ..       1,576,798          842,095
                                            --------------   --------------
          Total direct costs ............     159,317,476       91,273,453
                                            --------------   --------------
Gross profit ............................      10,758,027        5,696,145
                                            --------------   --------------
Operating expenses:
    Administrative personnel ............       4,584,274        2,676,981
    Other general and administrative ....       2,277,253        1,401,093
    Sales and marketing .................       1,417,787          804,448
    Provision for doubtful accounts .....         240,500          144,000
    Depreciation and amortization .......         374,055          126,702
                                            --------------   --------------
          Total operating expenses ......       8,893,869        5,153,224
                                            --------------   --------------
Operating income ........................       1,864,158          542,921
Interest (expense) income, net ..........         190,901           19,816
                                            -------------    --------------
Income before taxes .....................       2,055,059          562,737
Provision for income taxes ..............        (738,000)        (223,048)
                                            --------------   --------------
Net income ..............................   $   1,317,059    $     339,689
                                            ==============   ==============
Net income per common and common
    equivalent share ....................   $        0.15    $        0.05
                                            ==============   ==============
Weighted average number of shares
    outstanding used in earnings per
    share calculation ...................       9,053,823        6,982,207
                                            ==============   ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                                 Retained
                                              Common Stock        Additional     Earnings
                                       -------------------------    Paid In    (Accumulated
                                         Shares      Par Value      Capital       Deficit)        Total
                                       -----------  ------------  ------------  ------------   -----------

Balance at December 31, 1996 ........   8,013,332   $     8,013   $33,241,867   $(2,979,786)   $30,270,094

Issuance of common stock under
 acquisition agreements .............     520,000           520       868,169          (200)       868,489

Issuance of common stock to
 employees under stock option plans..      41,110            41       123,289          --          123,330

Net income ..........................        --            --            --       1,317,059      1,317,059
                                       -----------  ------------  ------------  ------------   ------------
Balance at March 31, 1997 ...........   8,574,442   $     8,574   $34,233,325   $(1,662,927)   $32,578,972
                                       ===========  ============  ============  ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                 -----------------------------
                                                                      1997            1996
                                                                 -------------   -------------
Cash flows from operating activities:
   Net income ................................................   $  1,317,059    $    339,689
   Adjustments to reconcile net income to net cash
     (used in)  provided by operating activities:
     Depreciation and amortization ...........................        346,116         126,702
     Provision for doubtful accounts .........................        240,500         144,000
     Deferred gain ...........................................        460,552            --
     Deferred income tax benefit .............................           (744)       (155,033)
     Changes in assets and liabilities:
       Increase in accounts receivable .......................     (4,768,317)     (1,131,174)
       Increase in due from affiliates .......................        (40,751)       (195,093)
       Increase in reinsurance recoverable ...................     (1,273,800)           --
       Decrease in prepaid workers' compensation
         insurance premium ...................................        691,728            --
       Increase in prepaid expenses and  other current assets        (311,822)       (122,714)
       Decrease (increase) in other assets ...................         32,326        (133,090)
       Decrease in accounts payable and accrued expenses .....       (843,588)       (442,047)
       Increase in accrued salaries, wages and payroll taxes .      3,182,314       1,277,267
       (Decrease) increase in reserve for claims .............       (807,498)        587,229
       (Decrease) increase in income taxes payable ...........       (219,753)        217,594
       Decrease in deferred compensation .....................       (276,596)       (174,087)
       Increase in other liabilities .........................         18,000            --
                                                                 -------------   -------------
Net cash (used in) provided by operating activities ..........     (2,254,274)        339,243
                                                                 -------------   -------------
Cash flows from investing activities:
   Purchases of property and equipment .......................     (1,545,526)       (403,452)
   Purchases of short term investments .......................       (169,138)        (94,421)
   Cash acquired from acquisition ............................        124,253            --
   Payment of amounts due under acquisition agreement ........       (412,500)           --
                                                                 -------------   -------------
Net cash used in investing activities ........................     (2,002,911)       (497,873)
                                                                 -------------   -------------
Cash flows from financing activities:
   Principal payments on borrowings ..........................        (21,388)        (27,213)
   Issuance of common stock to employees under stock plans ...        123,330            --
                                                                 -------------   -------------
Net cash provided by (used in) financing activities ..........        101,942         (27,213)
                                                                 -------------   -------------
Net decrease in cash and cash equivalents ....................     (4,155,243)       (185,843)
Cash and cash equivalents, beginning of period ...............     16,250,035       1,169,570
                                                                 -------------   -------------
Cash and cash equivalents, end of period .....................   $ 12,094,792    $    983,727
                                                                 =============   =============


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

ACQUISITION OF MINORITY  INTEREST OF STAFF  ADMINISTRATORS  OF WESTERN COLORADO,
INC.

     On January 7, 1997, the Company acquired the 49% minority interest in Staff Administrators of Western Colorado, Inc., a subsidiary of Staff Administrators, Inc. ("SAI"), in a transaction accounted for as a purchase. The fair value of the interest acquired and the consideration paid were as follows:

Fair value of net assets acquired:
Client contracts ...................................   $301,848
Accounts receivable ................................    220,643
Property and equipment .............................     36,807
                                                       ---------
Fair value of non-cash assets acquired .............    559,298
                                                       ---------
Accounts payable and accrued expenses ..............      8,938
Accrued salaries, wages and payroll taxes ..........    240,630
Other liabilities ..................................    140,624
                                                       ---------
Fair value of liabilities assumed ..................    390,192
                                                       ---------
Fair value of net assets acquired, excluding cash...    169,106
Cash acquired ......................................    124,253
                                                       ---------
Fair value of net assets acquired ..................   $293,359
                                                       =========
Purchase price (20,000 shares x $43.00) ............   $860,000
                                                       =========

     The following is a reconciliation of the purchase price to the excess of costs associated with the acquisition over the estimated fair value of net assets acquired allocated to goodwill:

Purchase price ....................................   $ 860,000
Net assets acquired ...............................    (293,359)
                                                      ----------
Amount allocated to goodwill ......................   $ 566,641
                                                      ==========


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


Note 1 - Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K and the pooled consolidated financial statements for the year ended December 31, 1996, included in the Company's Current Report on Form 8-K, dated May 8, 1997. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

     The accompanying unaudited financial statements include the accounts of The
Vincam  Group,  Inc.  and  its  subsidiaries   (the  "Company").   All  material
intercompany balances and transactions have been eliminated.

Note 2 - Acquisitions

     On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG"), a professional employer organization ("PEO") in Snellville, Georgia for $4,980,751 in cash and notes (the "SMG Acquisition"). Of the $4,980,751 purchase price, $2,357,314 was paid at closing, $412,500 was paid in January 1997, $960,937 will be payable in August 1997, and $1,250,000 was placed in escrow for potential purchase price adjustments in the event that, among other things, client retention fails to meet certain targets. The SMG Acquisition was accounted for by the Company using the purchase method of accounting. Excess of costs over the estimated fair value of net assets acquired of $4,856,064 associated with the SMG Acquisition was allocated to goodwill and is being amortized over a period of 25 years.

     On January 7, 1997, the Company acquired Staff Administrators, Inc. ("SAI"), a privately held PEO headquartered in Denver, Colorado (the "SAI Acquisition"). The Company issued 500,000 shares of its common stock in exchange for all of the outstanding shares of common stock of SAI. The transaction has been accounted for in accordance with the pooling of interests accounting treatment; accordingly, all prior period financial statements presented herein have been retroactively restated to include the assets and liabilities and results of operations of SAI. In connection with the acquisition of SAI, the Company also acquired, in a transaction accounted for as a purchase, a 49% minority interest in Staff Administrators of Western Colorado, Inc. ("SAWCI"), a 51% subsidiary of SAI (the "SAWCI Acquisition"). The Company issued 20,000 shares of its common stock for the 49% interest in SAWCI. The most significant adjustments to the balance sheet resulting from the SAWCI Acquisition are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying consolidated statements of cash flows.

Note 3 - Initial Public Offering

     In May 1996, the Company completed its initial public offering and received proceeds of approximately $27,900,000, net of $2,100,000 underwriting discounts and commissions, from the sale of 2,000,000 shares of common stock of the Company. The Company used a portion of the proceeds to retire a subordinated promissory note in the amount of $1,200,000 and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition, the Company incurred approximately $960,000 in other costs in connection with the offering.

Note 4 - Accounts Receivable

     At March 31, 1997 and December 31, 1996, accounts receivable consisted of the following:

                                             1997            1996
                                        -------------   -------------

Billed to clients ...................   $  9,117,725    $  7,935,584
Unbilled revenues ...................     17,809,793      14,752,822
                                        -------------   -------------
                                          26,927,518      22,688,406
Less: allowance for doubtful accounts       (287,945)       (576,650)
                                        -------------   -------------
                                        $ 26,639,573    $ 22,111,756
                                        =============   =============

Note 5 - Reserve for Claims

     In December 1996, the Company entered into an agreement with a national insurance company to provide workers' compensation insurance coverage for 1997 through 1999, subject to a deductible of $2,000 per medical only claim. Accordingly, effective January 1, 1997, the Company records workers' compensation costs based primarily on the fixed portion of its premium under such policy, rather than through the previous practice of applying actuarial estimates.

     In addition, in December 1996 and March 1997, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large deductible worker's compensation insurance policies for the years 1994, 1995 and 1996, for an aggregate premium of $5,070,000. Since reserves for claims for these years have been previously provided, the Company has recorded the premium as a reinsurance recoverable and a deferred gain in the amount of $1,149,451, of which $90,467 has been recognized to income based on the proportion of cumulative claims paid through March 31, 1997, to the total estimated liability for claims.

     In connection with the reinsurance of claims exposure from 1994 to 1996, the insurance carrier has provided $4,100,959 in letters of credit in favor of the Company to secure the insurance carrier's obligation for the payment of workers' compensation claims.

     As a consequence of the reinsurance agreements described above, the Company has classified as current the estimated amounts of reserves for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

     At March 31, 1997 and December 31, 1996, the Company's reserves for claims costs are as follows:

                                                  1997           1996
                                              ------------   ------------

Accrued workers' compensation claims ......   $ 4,797,803    $ 6,476,630
Accrued health care claims ................     1,125,000        929,109
Reserve for behavioral health care claims .     1,200,903        525,465
                                              ------------   ------------
                                                7,123,706      7,931,204
Less: workers' compensation claims expected
to be settled in more than one year .......    (2,332,200)    (2,846,188)
                                              ------------   ------------
Reserve for claims--current ...............   $ 4,791,506    $ 5,085,016
                                              ============   ============

Note 6 - Borrowings

     Borrowings at March 31, 1997 and December 31, 1996, are as follows:

                                                            1997         1996
                                                         ----------   ----------
Note payable to bank, original amount of $1 million,
repayable in monthly instalments of $4,167, plus
interest at 8.5% per annum, through November 1998
when a balloon payment of $750,000 is due, secured
by land and building .................................     833,227      841,561

Note payable for state unemployment taxes,
maturing in 1998 with monthly payments of $3,264 .....      42,435       55,489
                                                         ----------   ----------
                                                           875,662      897,050

Less: current portion ................................     (89,167)     (89,167)
                                                         ----------   ----------
                                                         $ 786,495    $ 807,883
                                                         ==========   ==========

     In April 1997, the Company entered into a revolving line of credit agreement for an aggregate amount of $50,000,000 with a group of banks (the "Credit Agreement") . The Credit Agreement provides for a revolving credit facility with a sublimit of $15,000,000 to fund working capital advances and standby letters of credit. The Credit Agreement also provides for advances to finance acquisitions. Amounts outstanding under the revolving credit facility mature on April 24, 2000. If on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facility, depending upon certain financial covenants.

     The Credit Agreement is secured by a pledge of the shares of all of the Company's subsidiaries. The Credit Agreement contains customary events of default and covenants which prohibit, among other things,incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement.

     Interest under the Credit Agreement accrues at rates based, at the Company's option, on the Bank's Prime Rate plus a margin of as much as .25%, or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants.

     Under the revolving credit facility, the Company had outstanding $6,250,000 in standby letters of credit at March 31, 1997, which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date there were no other amounts outstanding under the revolving line of credit.

     The Company also has $1.2 million in standby letters of credit with another bank at March 31, 1997, which guarantee to SAI's former workers' compensation insurance carrier the payment of workers' compensation claims acquired upon the SAI Acquisition.

     As of March 31, 1997, the scheduled annual maturities of the Company's long term debt are summarized as follows:

            1997..............    $   89,167
            1998..............       786,495
                                  -----------
                                  $  875,662
                                  ===========

Note 7 - Commitments and Contingencies

     The Company is a defendant in a lawsuit related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's original complaint sought damages in excess of $10,000,000; however, such complaint was dismissed in part and amended to seek damages in excess of $15,000. The court has sustained plaintiff's amended complaint alleging premises liability against both the Company and its client as a result of a worksite accident at client's premises. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. The Company's motion for summary judgment on that basis was recently denied, and discovery in the proceeding continues. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit should not have such an effect.

     The Company is a defendant in a lawsuit brought in Dade County Circuit Court in November 1995 by an individual who alleges that he was injured by a worksite employee of a client of the Company, which owns and operates a hotel and was a co-defendant in the litigation. The plaintiff recently settled with the Company's client who had been a co-defendant in the lawsuit. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. The plaintiff alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. A jury trial is currently scheduled for August 1997. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

     In October 1996, the Company received a notice of assessment in the discounted amount of approximately $53,500 from The Treasurer of the State of Florida Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers' compensation insurance fund which was declared insolvent (the "Fund"). The Company paid the discounted assessment in January 1997. The Company had certain worksite employees covered by the Fund during the fiscal years ended December 31, 1992, 1993 and 1994. The court order authorizing the assessment provides that the Company, by paying the discounted assessment, is deemed to have paid its assessment in full and is not subject to any further assessment for policyholder loss claims. The Company may be subject to additional liability for the assessments of other Fund members. The Company believes that there are approximately 700 members of the Fund which have been assessed $37.0 million in the aggregate. Although the amount of the potential exposure, if any, for such additional liability is not yet determinable, management believes that the Company would have meritorious defenses to such additional liability and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There cannot, however, be any assurance that any such liability will not have such material adverse effect.

     The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial position or results of operations.


                               * * * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein, the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1996 Annual Report on Form 10-K , and the Current Report on Form 8-K dated May 8, 1997, filed by The Vincam Group, Inc. ("Vincam" or the "Company').

     The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to further expand the range of specialized managed care services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations; and (x) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

Overview

     Vincam, one of the largest professional employer organizations ("PEOs") in the industry, provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs, managed care providers and large, self-insured employers.

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

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Prior to 1997, the Company was insured under a large deductible insurance plan. Under this plan, the Company was obligated to reimburse its insurance carrier for a portion of the insurance risk related to workers' compensation claims up to a predetermined deductible per occurrence of $500,000 or $1,000,000. Workers' compensation costs for 1994, 1995 and 1996 also include reserves for claims which have been incurred but not reported and for anticipated loss development. The Company has recently entered into an arrangement with an insurance company under which substantially all of the cost of the Company's workers' compensation coverage for the years 1997 to 1999 is fixed. Additionally, the Company entered into agreements whereby the Company reinsured substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996.

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

Recent Developments

     In January 1997, the Company acquired Staff Administrators, Inc. ("SAI"), a Colorado PEO, by merger transaction in an acquisition accounted for as a pooling of interests (the "SAI Acquisition"). Prior period results have been retroactively restated in accordance with the pooling of interests accounting treatment of the SAI Acquisition. The Company recognized nonrecurring transaction expenses of approximately $165,000 in the first quarter of 1997 resulting from the SAI Acquisition. In connection with the SAI Acquisition, the Company also acquired, in a transaction accounted for as a purchase, a 49% minority interest in Staff Administrators of Western Colorado, Inc. ("SAWCI"), a 51% subsidiary of SAI (the "SAWCI Acquisition"). The Company issued 20,000 shares of its common stock for the 49% interest in SAWCI. The most significant adjustments to the balance sheet resulting from the SAWCI Acquisition are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying consolidated statements of cash flows.

     In March 1997, the Company entered into an agreement with Reliance National and Commercial Risk Re-Insurance Company to reinsure substantially all of the Company's responsibility for remaining claims of SAI under SAI's large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996 for an aggregate premium of $1.9 million. As a result, the Company has recorded a deferred gain in the amount of approximately $600,000 which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

     On April 24, 1997, the Company entered into a three-year revolving $50 million credit facility (the "Credit Agreement") with a group of banks for which Fleet National Bank acted as agent. See "Liquidity and Capital Resources" below.

Results of Operations

     The following table sets forth, for March 31, 1997 and 1996, certain selected income statement data expressed as a percentage of revenues:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1997     1996
                                                            -------- --------

Revenues ...............................................     100.0%   100.0%
                                                            -------- --------
Direct costs:
   Salaries, wages and employment taxes of worksite
     employees .........................................      88.6%    88.5%
   Health care and workers' compensation ...............       4.1%     4.6%
   State unemployment taxes and other ..................       1.0%     1.0%
                                                            -------- --------
     Total direct costs ................................      93.7%    94.1%
                                                            -------- --------
Gross profit ...........................................       6.3%     5.9%
                                                            -------- --------
Operating expenses:
   Administrative personnel ............................       2.7%     2.8%
   Other general and administrative, including
     provision for doubtful accounts ...................       1.5%     1.6%
   Sales and marketing .................................       0.8%     0.8%
   Depreciation and amortization .......................       0.2%     0.1%
                                                            -------- --------
     Total operating expenses ..........................       5.2%     5.3%
                                                            -------- --------
Operating income .......................................       1.1%     0.6%
Interest income (expense), net .........................       0.1%     0.0%
                                                            -------- --------
Income before taxes ....................................       1.2%     0.6%
Provision for income taxes .............................       0.4%     0.2%
                                                            -------- --------
Net income .............................................       0.8%     0.4%
                                                            ======== ========

Three Months Ended March 31, 1997 Compared to three Months Ended March 31, 1996

     The Company's revenues for the three months ended March 31, 1997 were $170.1 million compared to $97.0 million for the three months ended March 31, 1996, representing an increase of $73.1 million, or 75.4%. This increase was due primarily to an increased number of PEO clients and worksite employees. In addition, $11.9 million of the increase is attributable to the operations of SMG which were acqured by the Company in August 1996. Between March 31, 1997 and March 31, 1996, the number of PEO clients increased by 61.5%, from 592 to 956, of which 137 were acquired from SMG. The number of worksite employees increased 73.9% over the same period, from 15,545 worksite employees to 27,032, of which 1,987 were acquired from SMG.

     Salaries, wages and employment taxes of worksite employees were $150.7 million for the three months ended March 31, 1997, compared to $85.8 million for the same period in 1996, representing an increase of $64.9 million, or 75.7%. Salaries, wages and employment taxes of worksite employees were 88.6% of revenues for the three months ended March 31, 1997, compared to 88.5% for the same period in 1996. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues is a result of a change in the Company's client mix towards clients having more favorable workers' compensation risk profiles which allows the Company to charge a lower mark-up.

     Health care and workers' compensation costs were $7.0 million for the three months ended March 31, 1997, compared to $4.6 million for the same period in 1996, representing an increase of $2.4 million, or 51.6%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the three months ended March 31, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees. Health care and workers' compensation costs were 4.1% of revenues for the three months ended March 31, 1997, compared to 4.6% for the same period in 1996. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to a reduction of workers' compensation costs resulting from the Company's guaranteed fixed premium insurance program.

     State unemployment taxes and other direct costs were $1.6 million for the three months ended March 31, 1997, compared to $0.8 million for the same period in 1996, representing an increase of $0.7 million or 87.3%. This increase was due mainly to the higher volume of salaries and wages paid during the three months ended March 31, 1997 which was a direct function of the increase in the number of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 1.0% of revenues for the three months ended March 31, 1997 and 1996.

     Gross profit was $10.8 million for the three months ended March 31, 1997, compared to $5.7 million for the same period in 1996, representing an increase of $5.1 million, or 88.9%, due mainly to the increase in revenues resulting from an increase in the number of PEO clients and worksite employees. Gross profit was 6.3% of revenues for the three months ended March 31, 1997, compared to 5.9% for the same period in 1996. This increase was due mainly to the Company's elimination of the sensitivity of workers' compensation costs to the ongoing loss development of historical claims as a result of the Company's guaranteed fixed premium insurance program and its reinsurance of substantially all of its responsibility for prior periods claims.

     Administrative personnel expenses were $4.6 million for the three months ended March 31, 1997, compared to $2.7 million for the same period in 1996, representing an increase of $1.9 million, or 71.4%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. The Company anticipates that this trend in administrative personnel expenses will continue in future periods as a result of the Company's growth and the expansion of its service offerings. Administrative personnel expenses were 2.7% of revenues for the three months ended March 31, 1997, compared to 2.8% for the same period in 1996.

     Other general and administrative expenses, including the provision for doubtful accounts, were $2.5 million for the three months ended March 31, 1997, compared to $1.5 million for the same period in 1996, representing an increase of $1.0 million, or 63.0%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business. Other general and administrative expenses, including the provision for doubtful accounts, were 1.5% of revenues for the three months ended March 31, 1997, compared to 1.6% for the same period in 1996.

     Sales and marketing costs were $1.4 million for the three months ended March 31, 1997, compared to $0.8 million for the same period in 1996, representing an increase of $0.6 million, or 76.2%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets. Sales and marketing costs were 0.8% of revenues for the three months ended March 31, 1997 and 1996.

     Net income was $1.3 million for the three months ended March 31, 1997, compared to $0.3 million for the same period in 1996, representing an increase of $1.3 million, or 287.7%. Earnings per share were $0.15 for the three months ended March 31, 1997, compared to $0.05 for the same period in 1996, representing an increase of $0.10, or 200.0%.

Liquidity and Capital Resources

     At March 31, 1997, the Company had working capital of $21.5 million, compared to $22.2 million at December 31, 1996. The Company had $14.4 million in cash at March 31, 1997. Of this amount, $2.3 million is restricted.

     The Company's Credit Agreement with a group of banks for which Fleet National Bank ("Fleet Bank") acted as agent provides for a $50.0 million revolving line of credit with a sublimit of $15.0 million for standby letters of credit and revolving credit loans for working capital purposes. The Credit Agreement also provides for advances to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based, at the Company's option, on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants. The facility is secured by a pledge of the shares of all of the Company's subsidiaries. The revolving line of credit matures on April 24, 2000. If on April 24, 2000, certain conditions are satisfied, any amounts otstanding under the revolving line of credit may be coverted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facilities, depending upon certain financial covenants. Under the revolving credit facility, the Company had outstanding approximately $6.3 million in standby letters of credit at March 31, 1997 which guarantee the payment of claims to the Company's previous workers' compensation insurance carrier. As of that date, there were no other amounts outstanding under the revolving line of credit.

     Under the Company's large deductible workers' compensation insurance policies for 1994, 1995 and 1996, the Company is required to provide its former insurance carriers with $7.2 million in letters of credit, of which $6.3 has been issued by the lenders under the Credit Agreement. In connection with the reinsurance of the Company's responsibility for remaining claims (the "Remaining Claims"), Commercial Risk Re-Insurance Company ("Commercial Risk") has provided a $4.1 million letter of credit in favor of the Company to secure Comercial Risk's obligation for the payment of Remaining Claims.

     The Company also has $1.2 million in standby letters of credit with another bank at March 31, 1997, which guarantee to SAI's former workers' compensation insurance carrier the payment of workers' compensation claims acquired upon the SAI Acquisition.

     The Company anticipates that available cash, cash flows from operations and borrowing availability under the Credit Agreement will be sufficient to satisfy the Company's liquidity and working capital requirements for the foreseeable future; however, to the extent that the Company should desire to increase its financial flexibility and capital resources or require or choose to fund future capital commitments from sources other than operating cash or from borrowings under its revolving line of credit or its acquisition loan facility, the Company may consider raising capital through the offering of equity and/or debt securities in the public or private markets, as well as from banks.

     Net cash used in operating activities was $2.3 million for the three months ended March 31, 1997, compared to cash provided by operating activities of approximately $339,000 for the same period in 1996. The difference between the Company's net income of $1.3 million for the three months ended March 31, 1997, and its negative operating cash flow was due primarily to a $4.8 million increase in accounts receivable, a $1.3 million increase in reinsurance recoverable, an increase in prepaid expenses and other current assets of $311,000, a decrease in accounts payable and accrued expenses of $844,000, and a decrease in reserve for claims of $807,000, partially reduced by an increase in deferred gain of $460,500, a decrease in prepaid workers' compensation insurance premium of $691,000, and an increase in accrued salaries, wages, and payroll taxes of $3.2 million. The increase in accounts receivable resulted from both a higher number of PEO clients and worksite employees served during 1997 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle. The increase in reinsurance recoverable was due mainly to the loss portfolio risk transfer of substantially all of the Company's responsibility for remaining claims acquired upon the SAI Acquisition under SAI's large deductible workers' compensation policies for 1994, 1995 and 1996.

     Net cash used in investing activities was $2.0 million for the three months ended March 31, 1997, compared to $498,000 in the same period in 1996. This reflects payment of $413,000 due under SMG Acquisition agreement and $1.5 million in expenditures for property and equipment to support the Company's growth.

     Net cash provided by financing activities was $102,000 million for the three months ended March 31, 1997, compared to $27,000 used in financing activities in the same period in 1996. The 1997 cash flow reflects the Company's issuance of shares of common stock to employees under the Company's stock option plans.

Inflation

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Part I, Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     With respect to the lawsuit filed by Angela Isabel Sanchez and her minor children in December 1995 against the Company, its client and certain officers of the Company and such client, the Company's motion for summary judgment on the Company's claim that its liability, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents was denied, and discovery in the proceeding continues. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition and results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit should not have such an effect.

     With respect to the lawsuit filed by James Byrnes in November 1995 against the Company, Atlantic View Partners, Ltd., Atlantic View, Inc. and Days Inn of America, Inc., the plaintiff recently settled with all of the defendants other than the Company. A jury trial with respect to this lawsuit is currently scheduled for August 1997. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES

     On January 7, 1997, the Company issued an aggregate of 520,000 shares of its common stock, par value $.001 per share, to Robert J. Quinnette, Michael C. Koltak and Kris A. Smith as consideration for all of the outstanding equity of Staff Administrators, Inc. and its subsidiaries, and 49% of Staff Administrators of Western Colorado, Inc. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof.


ITEM 5.  OTHER INFORMATION

     On March 26, 1997, the Company announced that it has entered into an agreement with Commercial Risk Re-Insurance Company and Reliance National Insurance Company to reinsure substantially all of the remaining claims under the large deductible workers' compensation policies for the years 1994, 1995, and 1996 of Staff Administrators, Inc. which was acquired earlier this year, for an aggregate premium of $1.9 million. As a result, the Company has recorded the premium as a reinsurance recoverable and a deferred gain in the amount of approximately $600,000 which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

     The agreement also contains a loss commutation provision which allows the Company the opportunity to buy back its losses, for each year, at any time in the future. Effectively, this allows the Company to benefit from a better-than-expected loss experience with a limited downside risk. The Company intends to continue to manage its workers' compensation costs in order to permit it to take advantage of its right to elect to assume the responsibility for claims.

     On April 24, 1997, the Company entered into a three-year revolving $50 million credit facility (the "Credit Agreement") with a group of banks for which Fleet National Bank acted as agent. See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
   No.                                            Description

  10     Credit Agreement dated as of April 24, 1997, among The Vincam Group,
           Inc. its subsidiaries and Fleet National Bank as Agent and Various Financial Institutions.
  11     Statement re Computation of Per Share Earnings.
  27     Financial Data Schedule

(b)      Reports on Form 8-K

     On January 3, 1997, the Company filed a current report on Form 8-K dated December 10, 1996 with the Securities and Exchange Commission (the "Commission") reporting information under Item 5, Other Events.

     On January 17, 1997, the Company filed a current report on Form 8-K dated January 7, 1997 with the Commission reporting information under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     On March 18, 1997, the Company filed an amendment to current report on Form 8-K/A dated January 7, 1997 with the Commission reporting information under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

     On May 9, 1997, the Company filed a current report on Form 8-K dated May 8, 1997 with the Commission reporting information under Item 5, Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE VINCAM GROUP, INC.

May 8, 1997                By:/s/ STEPHEN L. WAECHTER
-----------                   --------------------------------------------------
Date                          Stephen L. Waechter, Chief Financial Officer,
                              Senior Vice President Finance and Administration
                              (Principal Financial Officer)



May 8, 1997                By:/s/ MARTINIANO J. PEREZ
-----------                   --------------------------------------------------
Date                          Martiniano J. Perez, Vice President and Controller
                              (Principal Accounting Officer)

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX



Exhibit
   No.                                            Description

  10     Credit Agreement dated as of April 24, 1997, among The Vincam Group,
           Inc. its subsidiaries and Fleet National Bank as Agent and Various Financial Institutions.
  11     Statement re Computation of Per Share Earnings.
  27     Financial Data Schedule

                                CREDIT AGREEMENT

                           Dated as of April 24, 1997

                                      among


                             THE VINCAM GROUP, INC.
                                ITS SUBSIDIARIES

                                       and


                               FLEET NATIONAL BANK

                                    as AGENT

                                       and

                         VARIOUS FINANCIAL INSTITUTIONS
                         NOW OR HEREAFTER PARTIES HERETO

                                   as LENDERS

                                TABLE OF CONTENTS

                                                                          PAGE

      Section 1 Definitions .................................................2
  1.1 Certain Definitions ...................................................2
  1.2 Accounting Terms .....................................................15
  1.3 Rules of Interpretation ..............................................15

      Section 2 Loans; Letters of Credit ...................................16
  2.1 Revolving Credit Loan ................................................16
  2.2 Notes ................................................................16
  2.3 Lending Office .......................................................16
  2.4 Requests For Loans ...................................................16
  2.5 Letters of Credit ....................................................16
  2.6 Conversion To Term Loans .............................................19
  2.7 Termination or Reduction of Commitment ...............................19
  2.8 Company as Agent for Borrowers .......................................20

      Section 3 [Intentionally Omitted] ....................................20

      Section 4 Interest Rates; Fees; Payments .............................20
  4.1 Interest Rates .......................................................20
  4.2 Commitment Fee .......................................................21
  4.3 Letter of Credit Fees ................................................22
  4.4 Late Fee .............................................................22
  4.5 Certain Notices ......................................................22
  4.6 Non-Receipt of Funds by the Agent ....................................23
  4.7 Sharing of Payment; Waiver of Enforcement Without
      Consent, Etc .........................................................23
  4.8 Minimum and Maximum Amounts ..........................................25
  4.9 Computations .........................................................25
      4.10 Manner and Place of Payment .....................................25
      4.11 Pro Rata Treatment ..............................................25
      4.12 Payments Due on Saturdays, Sundays and Holidays .................26
      4.13 Additional Costs ................................................26
      4.14 Limitation on Types of Loans ....................................27
      4.15 Illegality ......................................................27
      4.16 Substitute Prime Rate Loans .....................................28
      4.17 Compensation ....................................................28
      4.18 Capital Adequacy ................................................29
      4.19 Optional Prepayments ............................................29

      Section 5 Security ...................................................30
  5.1 Security Interests ...................................................30

      Section 6 Conditions Precedent .......................................30
  6.1 Conditions to all Loans and Letters of Credit ........................30
  6.2 Satisfaction of Conditions ...........................................32

Section 7 Representations and Warranties....................................33
         7.1  Corporate Status..............................................33
         7.2  No Violation..................................................33
         7.3  Corporate Power and Authority.................................33
         7.4  Enforceability................................................33
         7.5  Consents or Approvals.........................................33
         7.6  Financial Statements..........................................34
         7.7  No Material Change............................................35
         7.8  Litigation....................................................35
         7.9  Compliance with Other Instruments; Compliance with Law........35
         7.10 Subsidiaries..................................................35
         7.11 Investment Company Status; Limits on Ability to Incur
                  Indebtedness..............................................35
         7.12 Title to Property.............................................36
         7.13 ERISA.........................................................36
         7.14 Taxes.........................................................36
         7.15 Environmental Matters.........................................37
         7.16 Intellectual Property.........................................37
         7.17 Level of Borrowing............................................37
         7.18 Defaults......................................................38
         7.19 Labor Relations...............................................38
         7.20 Disclosure....................................................38

Section 8 Affirmative Covenants.............................................38
         8.1  Use of Proceeds...............................................39
         8.2  Conduct of Business; Maintenance of Existence.................39
         8.3  Compliance with Laws..........................................39
         8.4  Insurance.....................................................39
         8.5  Financial Statements, Etc.....................................40
         8.6  Notice of Default.............................................41
         8.7  Environmental Matters.........................................41
         8.8  Taxes and Other Liens.........................................42
         8.9  ERISA Information.............................................43
         8.10 Inspection....................................................43
         8.11     Certain Obligations Respecting Subsidiaries...............43
         8.12     Intellectual Property.....................................44
         8.13 Further Assurances............................................44

Section 9 Negative Covenants................................................44
         9.1  Transactions with Affiliates..................................44
         9.2  Consolidation, Merger or Acquisition..........................45
         9.3  Disposition of Assets.........................................46
         9.4  Indebtedness..................................................47
         9.5  Guarantees....................................................48
         9.6  Liens.........................................................48
         9.7  Restricted Payments...........................................49
         9.8  Investments...................................................49
         9.9      Sale and Leaseback........................................50
         9.10 ERISA.........................................................50

         9.11 Fiscal Year...................................................51

Section 10 Financial Covenants..............................................51
         10.1  Debt Coverage................................................51
         10.2  Fixed Charges Coverage.......................................51
         10.3  Debt to Capital Ratio........................................51
         10.4  Current Ratio................................................51
         10.5      Minimum Tangible Net Worth...............................51

Section 11 Events of Default................................................52
         11.1  Events of Default............................................52
         11.2  Remedies Upon an Event of Default............................54

Section 12 The Agent........................................................55
         12.1  Appointment, Powers and Immunities...........................55
         12.2  Reliance by Agent............................................55
         12.3  Defaults.....................................................56
         12.4  Rights as a Lender...........................................56
         12.5  Events.......................................................56
         12.6  Non-Reliance on Agent and Other Lenders......................57
         12.7  Failure to Act...............................................57
         12.8  Resignation of Agent.........................................58

Section 13 General..........................................................58
         13.1  Amendments, Etc..............................................58
         13.2  Notices, Etc.................................................59
         13.3  No Waivers; Remedies.........................................59
         13.4  Right of Set-off.............................................59
         13.5  Expenses; Indemnification....................................59
         13.6  Successors and Assigns.......................................61
         13.7  Severability.................................................62
         13.8  GOVERNING LAW................................................62
         13.9  WAIVER OF JURY TRIAL.........................................62
         13.10 VENUE, CONSENT TO SERVICE OF PROCESS.........................62
         13.11 Headings.....................................................63
         13.12 Counterparts.................................................63
         13.13 Confidentiality..............................................63

EXHIBITS

A - Note
B - Stock Pledge Agreement
C - Compliance Certificate

SCHEDULES

A - Disclosure Schedule
1 - Applicable Margin and Commitment Fees
2 - Commitments of the Lenders

                                CREDIT AGREEMENT


         THIS CREDIT AGREEMENT, dated as of April 24, 1997 by and among THE VINCAM GROUP, INC. (the "Company"); VINCAM HUMAN RESOURCES, INC.; VINCAM HUMAN RESOURCES, INC. I; VINCAM HUMAN RESOURCES, INC. II; VINCAM HUMAN RESOURCES, INC. III; VINCAM HUMAN RESOURCES, INC. IV; VINCAM HUMAN RESOURCES, INC. V; VINCAM HUMAN RESOURCES, INC. VI; VINCAM HUMAN RESOURCES, INC. XII; VINCAM HUMAN RESOURCES OF MICHIGAN, INC.; VINCAM OCCUPATIONAL HEALTH SYSTEMS, INC.; PERSONNEL RESOURCES, INC.; VINCAM INSURANCE SERVICES, INC.; VINCAM PRACTICE MANAGEMENT, INC.; AMERICAN PEDIATRIC SYSTEMS, INC.; and PSYCH/CARE, INC., each of which is a Florida corporation and each of which has its principal place of business and chief executive offices at 2850 Douglas Road, Coral Gables, Florida 33134 (collectively, the "Florida Borrowers"), VINCAM/STAFF ADMINISTRATORS, INC. (d/b/a STAFF ADMINISTRATORS, INC.), VINCAM/STAFF ADMINISTRATORS OF WESTERN COLORADO, INC. (d/b/a STAFF ADMINISTRATORS OF WESTERN COLORADO, INC.); STAFF ADMINISTRATORS OF CO, INC.; and STAFF ADMINISTRATORS OF CALIFORNIA, INC., each of which is a Colorado corporation and each of which has its principal place of business and chief executive offices at 12075 East 45th Avenue, Denver, Colorado 80239 (together with the Florida Borrowers, each a "Borrower" and collectively, the "Borrowers"); FLEET NATIONAL BANK, a national banking association, with its principal place of business at 75 State Street, Boston, Massachusetts 02109-1810 (together with its successors, "Fleet"); each other lender which may from time to time become a signatory hereto (individually, together with its successors as well as Fleet, a "Lender" and collectively, together with their respective successors, the "Lenders"); and Fleet, as agent for the Lenders (in such capacity, together with its successors in such capacity, the "Agent").

         WHEREAS, the Borrowers are an integrated group of corporations which provide management and financial support to each other in order to achieve efficiencies and economies of scale in providing professional employer services to their client companies and, accordingly, require a single credit facility available to all of them.

         WHEREAS, the Borrowers have requested the Lenders to extend credit to the Borrowers in the form of loans and letters of credit and the Lenders are willing to extend such credit upon the terms and subject to the conditions set forth herein.

         NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto agree as follows:

         Section 1  Definitions.

                  1.1 Certain Definitions. The following terms are used herein with the meanings assigned to them below:

         "Accountants" shall mean Price Waterhouse LLP or another accounting firm of national reputation or, with the approval of the Agent, any other certified public accountants selected by the Borrowers.

         "Acquired Company" shall mean each Person acquired by the Borrowers in a Permitted Acquisition.

         "Additional Costs" shall have the meaning set forth in
Section 4.13.

         "Adjusted EBITDA" shall mean, in respect of the Borrowers or any Person, as the case may be, EBITDA of the Borrowers or such Person for the twelve-month period then ended less (i)EBITDA for each Acquired Company for such fiscal period plus (ii) EBITDA for each Acquired Company on a pro forma basis for the twelve months preceding the end of such fiscal period, provided, however, that the EBITDA for Acquired Companies may be adjusted, for certain one-time savings or other acquisition related costs identified to and approved in each instance by the Agent such as normalization of owners' salaries and adjustments for certain non cash charges.

         "Affected Eurodollar Loan" shall have the meaning set forth in Section 4.17.

         "Affiliate" shall mean, with respect to any specified Person (the "specified person"), any Person directly or indirectly controlling, controlled by or under direct or indirect common control with, the specified person and, without limiting the generality of the foregoing, includes (i) any director or officer of the specified person or any Affiliate of the specified person,
(ii) any such director's or officer's parent, spouse, child or child's spouse (a "relative"), (iii) any group acting in concert, of one or more such directors, officers, relatives or any combination thereof (a "group"), (iv) any Person controlled by any such director, officer, relative or group in which any such director, officer, relative or group beneficially owns or holds
5% or more of any class of voting securities or a 5% or greater equity or profits interest and (v) any Person or group which beneficially owns or holds 5% or more of any class of voting securities or a 5% or greater equity or profits interest in the specified person. For the purposes of this definition, the term "control" when used with respect to any specified person means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such specified person, whether through the ownership of voting securities, by contract or otherwise.

         "Agent" shall have the meaning set forth in the preamble to this Agreement.

         "Agreement" shall mean this Credit Agreement.

         "Applicable Lending Office" shall mean, for each Lender and for each Type of Loan, the Lending Office of such Lender (or of an affiliate of such Lender) designated for such Type of Loan on
Schedule 2 hereof or such other office of such Lender (or of an affiliate of such Lender) as such Lender may from time to time specify to the Agent and the Borrowers as the office by which its Loans of such Type are to be made.

         "Applicable Margin" shall mean, in respect of any Type of Loan, the amount for such Type of Loan determined pursuant to
Schedule 1 attached hereto.

         "Banking Day" shall mean any day, excluding Saturday and Sunday and excluding any other day which in The Commonwealth of Massachusetts is a legal holiday or a day on which banking institutions are authorized by law to close.

         "Borrower" and "Borrowers" shall have the meaning set forth in the preamble to the Agreement.

         "Borrower Group Property" shall mean any real property owned, occupied, or operated by the Borrowers or any of their Subsidiaries.

         "Capital Expenditures" shall mean any expenditures in respect of property, plant or equipment (excluding expenditures in respect of Permitted Acquisitions) made by the Borrowers or any of their Subsidiaries, including the capitalized amount of Capital Lease Obligations incurred during the relevant period.

         "Capital Lease Obligations" shall mean, as to any Person, the obligations of such Person to pay rent or other amounts under a lease of (or other agreement conveying the right to use) real and/or personal property which obligations are required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP (including Statement of Financial Accounting Standards No. 13 of the Financial Accounting Standards Board) and, for purposes of this Agreement, the amount of such obligations shall be the capitalized amount thereof, determined in accordance with GAAP (including such Statement No. 13).

         "Capitalization" shall mean, at any date, the sum, calculated in accordance with GAAP, of total stockholders equity of the Borrowers plus Total Funded Debt.

         "CERCLA" shall have the meaning set forth in Section 7.15.

         "Closing Date" shall mean the first date on which the conditions set forth in Section 6.1 have been satisfied and any Loans are to be made or any Letters of Credit are to be issued hereunder.

         "Code" shall mean the Internal Revenue Code of 1986, as amended, or any successor statute.

         "Collateral" shall have the meaning given that term in the Security Instruments.

         "Commitment" shall mean in relation to any particular Lender, the maximum dollar amount which such Lender has agreed to loan to the Borrowers or make available to the Borrowers upon the terms and subject to the conditions of this Agreement, initially as set forth in Schedule 2 attached hereto, as such Lenders' Commitment may be modified pursuant hereto and in effect from time to time. Schedule 2 shall be amended from time to time to reflect any changes in the Commitments of the Lenders.

         "Commitment Percentage" shall mean in relation to any particular Lender, the percentage which such Lender's Commitment represents of the aggregate Commitments of all the Lenders, initially as set forth on Schedule 2 attached hereto as such Lender's Commitment Percentage may be modified pursuant hereto and in effect from time to time. Schedule 2 shall be amended from time to time to reflect any changes in the Commitment Percentages of the Lenders.

         "Company" shall have the meaning set forth in the preamble to this Agreement.

         "Contractual Obligation" shall mean, as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

         "Controlled Group" shall mean all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrowers, are treated as a single employer under Section 414 of the Code.

         "Current Assets" shall mean, as of any applicable date, all amounts that should, in accordance with GAAP, be included as current assets on the consolidated balance sheet of the Borrowers, as at such date.

         "Current Liabilities" shall mean, as of any applicable date, all amounts that should be, in accordance with GAAP, be included as current liabilities on the consolidated balance sheet of the Borrowers, as at such date.

         "Default" shall mean any condition or event that constitutes an Event of Default or that with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

         "Deposited Funds" shall have the meaning set forth in
Section 4.7.

         "EBITDA" shall mean, for any fiscal period, an amount equal to Net Income for such period, plus each of the following
(without duplication), to the extent deducted in computing such Net Income: (i) Interest Expense, (ii) taxes accrued, (iii) depreciation, and (iv) amortization of goodwill and other intangibles.

         "Environmental Laws" shall mean all federal, state, local and foreign laws, and all regulations, notices or demand letters issued, promulgated or entered thereunder, relating to pollution or protection of the environment and to occupational health and safety, including, without limitation, laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or Hazardous Substances into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or Hazardous Substances.

         "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, or any successor statutes.

         "Excluded Property" means all real and tangible personal property (but not any accounts, general intangibles or instruments or any proceeds of accounts, general intangibles or instruments) subject to a lien or security interest created by that certain Florida Real Estate Mortgage and Security Agreement, dated November 2, 1993, as amended by that certain Addendum dated November 2, 1993, and that certain Second Addendum dated
November 2, 1993, made by the Company in favor of Consolidated Bank, N.A., as in effect and delivered to the Lenders on the date hereof, but not any subsequent amendments thereto.

         "Eurodollar Lending Office" shall mean, initially, the Agent's office at 75 State Street, Boston, Massachusetts 02109-
1810 and, thereafter, such other office of the Agent as shall be making or maintaining Eurodollar Loans.

         "Eurodollar Loan" shall mean, at any time, that principal amount of the Loans, the interest on which is determined at such time on the basis of rates referred to in the definition of "Eurodollar Rate".

         "Eurodollar Rate" shall mean with respect to any Interest Period pertaining to a Eurodollar Loan, the rate per annum (rounded upwards, if necessary, to the nearest 1/16th of 1%) equal to the quotient of (a) the average of the rates at which the Agent's Eurodollar Lending Office is offered U.S. Dollar deposits two Working Days prior to the beginning of such Interest Period in the interbank Eurodollar market where the foreign currency and exchange operations of such Eurodollar Lending
Office are customarily conducted at 10:00 a.m., Boston time, for delivery on the first day of such Interest Period for the number of days comprised therein and in an amount equal to the amount of the Eurodollar Loan to be outstanding during such Interest
Period, divided by (b) a number equal to 1.00 minus the Reserve Requirement for such Eurodollar Loan during such Interest Period.

         "Event of Default" has the meaning set forth in Section
11.1.

         "Extension of Credit" shall mean the making of any Loan or the issuance of any Letter of Credit.

         "Federal Funds Effective Rate" shall mean for any day, a fluctuating interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal Funds brokers, as published for such day (or, if such day is not a Banking Day, for the next preceding Banking Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Banking Day, the average of the quotations for such day on such transactions received by Agent from three Federal funds brokers of recognized standing selected by the Agent.

         "Fleet" shall have the meaning set forth in the preamble to this Agreement.

         "Florida Borrowers" shall have the meaning set forth in the preamble to the Agreement.

         "Financial Statements Date" shall mean December 31, 1996.

         "Fixed Charges" shall mean, for any fiscal period, the sum of (i) the amount of the scheduled installments of principal payable in respect of Indebtedness of the Borrowers and their Subsidiaries during such period, plus (ii) Interest Expense for such period, plus (iii) the tax provision of the Borrowers and their Subsidiaries paid or required to be paid in cash for such period, plus (iv) Capital Expenditures made by the Borrowers and their Subsidiaries during such period, plus (v) any distribution of cash by the Company to the holders of shares of capital stock of the Company other than the distribution of cash in the aggregate amount of $700,000 to Carlos A. Saladrigas and Jose M. Sanchez during May of 1996.

         "GAAP" shall mean accounting principles generally accepted in the United States applied on a consistent basis.

         "Governmental Approval" shall mean any authorization, consent, order, approval, license, lease, ruling, permit, tariff, rate, certification, validation, exemption, filing or registration by or with, or notice to, any Governmental
Authority.

         "Governmental Authority" shall mean any federal, state, municipal or other governmental department, commission, board, bureau, agency, court, tribunal or other instrumentality, domestic or foreign, and any arbitrator.

         "Guarantee" by any Person shall mean any obligation, contingent or otherwise, of such Person directly or indirectly guaranteeing any Indebtedness or other obligation of any other Person and, without limiting the generality of the foregoing, any obligation, direct or indirect, contingent or otherwise of such Person (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation (whether arising by virtue of partnership arrangements, by agreement to keep-well, to purchase assets, goods, securities or services, to take-or-pay, or to maintain financial statement conditions or otherwise) or (b) entered into for the purpose of assuring in any other manner the obligee of such Indebtedness or other obligation of the payment thereof or to protect such obligee against loss in respect thereof (in whole or in part); provided that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.
The term "Guarantee" used as a verb has a corresponding meaning.

         "Hazardous Substances" shall mean all hazardous and toxic substances, wastes or materials, hydrocarbons (including naturally occurring or man-made petroleum and hydrocarbons), flammable explosives, urea formaldehyde insulation, radioactive materials, biological substances, PCBs, pesticides, herbicides and any other kind and/or type of pollutants, or contaminates and/or any other similar substances or materials which, because of toxic, flammable, explosive, corrosive, reactive, radioactive or other properties that may be hazardous to human health or the environment, are included under or regulated by any Environmental Laws.

         "Indebtedness" of any Person at any date shall mean, (a) all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (excluding current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices, but including any class of capital stock of such Person with fixed payment obligations or with redemption at the option of the holder), or which is evidenced by a note, bond, debenture or similar instrument, (b) all obligations of such Person under leases that should be treated as capitalized leases in accordance with GAAP, (c) all obligations of such Person in respect of acceptances issued or created for the account of such Person, and all reimbursement obligations (contingent or otherwise) of such Person in respect of any letters of credit issued for the account of such Person to the extent not secured by cash and without duplication of any underlying Indebtedness, (d) all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof, and (e) without duplication, all Guaranties.

         "Intellectual Property" shall have the meaning specified in
Section 7.16.

         "Interest Expense" shall mean, for any fiscal period, the sum (determined without duplication) of the aggregate amount of interest required to be paid in cash during such period on Indebtedness of the Borrowers and their Subsidiaries (on a consolidated basis), including the interest portion of payments under Capital Lease Obligations and any capitalized interest.

         "Interest Period" shall mean, with respect to any Eurodollar Loan, the period commencing on the date such Eurodollar Loan is made or converted from a Prime Rate Loan or the last day of the next preceding Interest Period with respect to such Eurodollar
Loan and ending on the numerically corresponding day in the first, second, third or sixth calendar month thereafter, as the Borrowers may select as provided in Section 4.5, except that each such Interest Period which commences on the last Working Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Working Day of the appropriate subsequent calendar month.

         Notwithstanding the foregoing: (i) no Interest Period may end after the final scheduled date of repayment of the Loans;

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

         "Investments" shall mean, with respect to any Person (the "Investor"), any investment by the Investor in any other Person, whether by means of share purchase, capital contribution, purchase or other acquisition of a partnership or joint venture interest, loan, time deposit, demand deposit or otherwise.

         "Lender" and "Lenders" shall have their respective meanings set forth in the preamble to this Agreement.

         "Letter of Credit" shall mean any standby letter of credit issued by Fleet for the account of the Borrowers as provided in this Agreement.

         "Letter of Credit Usage" shall mean, at any time, the aggregate at such time of (a) the maximum amount then available to be drawn under all outstanding Letters of Credit, and (b) all then unreimbursed drawings under any Letters of Credit.

         "Lien" shall mean any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority or other security agreement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement, any lease that should be capitalized in accordance with GAAP, and the filing of a financing statement under the UCC or comparable law of any jurisdiction), together with any renewal or extension thereof.

         "Loans" shall have the meaning set forth in Section 2.1.

         "Loan Documents" shall mean, collectively, this Agreement, the Notes, the Security Instruments and all other agreements and instruments that are from time to time executed in connection with this Agreement, as each of such agreements and instruments may be amended, modified or supplemented from time to time.

         "Majority Lenders" shall mean, at any time while no Loans are outstanding the Lenders having at least fifty-one percent (51%) of the aggregate amount of the Commitments and, at any time, while Loans are outstanding, Lenders holding at least fifty-one percent (51%) of the outstanding aggregate principal amount of the Loans.

         "Material Adverse Effect" shall mean a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) or prospects of the Borrowers taken as a whole, (b) the ability of the Borrowers taken as a whole to perform their obligations under this Agreement, the Notes or any of the other Loan Documents or (c) the validity or enforceability of this Agreement, the Notes or any of the other Loan Documents.

         "Maximum Rate" shall have the meaning set forth in Section
4.1(d).

         "Multiemployer Plan" shall mean at any time an employee pension benefit plan within the meaning of Section 4001(a)(3) of ERISA to which the Borrowers or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions, including for these purposes any Person which ceased to be a member of the Controlled Group during such five year period.

         "Net Income" or "Net Loss" for any period in respect of which the amount thereof shall be determined, shall mean the aggregate of the consolidated net income (or net loss) after taxes for such period of the Borrowers and their Subsidiaries, determined in accordance with GAAP.

         "Net Worth" shall mean, at any date as of which the amount thereof is to be determined, all assets that should, in accordance with GAAP, be classified as assets on the consolidated balance sheet of the Borrowers and their Subsidiaries, minus
Total Liabilities at such date.

         "Note" and"Notes" shall have the meaning set forth in
Section 2.2.

         "Notice Date" shall have the meaning set forth in Section
12.8.

         "Obligations" shall mean all obligations of the Borrowers to the Agent and the Lenders, whether such obligations are now existing or hereafter incurred or created, joint or several, direct or indirect, absolute or contingent, due or to become due, matured or unmatured, liquidated or unliquidated, arising by contract, operation of law or otherwise, in respect of (a) all principal of and interest (including, without limitation, any interest which accrued after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of any Borrower) on any advance to the Borrowers under, or the Notes issued by the Borrowers pursuant to, this Agreement; (b) all other amounts (including, without limitation, any fees or expenses) payable by Borrowers under the

Loan Documents; (c) all amounts payable to Fleet in connection with the issuance of any letter of credit by Fleet for the account of any Borrower or any drawing thereunder, including, without limitation, any reimbursement obligation and letter of credit fees payable under any letter of credit application or reimbursement agreement executed by any Borrower in connection with any such letter of credit; and (d) any renewals, refinancings or extensions of any of the foregoing.

         "Office of the Agent" shall mean the banking office of the Agent located at 75 State Street, Boston, MA 02109-1810 or such other location of which the Agent shall notify the Borrowers.

         "Payor" shall have the meaning set forth in Section 4.6.

         "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

         "Permitted Acquisition" shall have the meaning set forth in
Section 9.2.

         "Permitted Liens" shall have the meaning set forth in
Section 9.6.

         "Person" shall mean and include any individual, firm, corporation, trust, limited liability company or other unincorporated organization or association or other enterprise or any government or political subdivision, agency, department or instrumentality thereof.

         "Plan" means any employee pension benefit plan which is covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Code and is either (a) maintained by the Borrowers or any member of the Controlled Group for employees of the Borrowers or any member of the Controlled Group or (b) maintained pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which the Borrowers or any member of the Controlled Group is then making or accruing an obligation to make contributions or has within the preceding five plan years made contributions.

         "Post-Default Rate" shall mean (i) with respect to any Eurodollar Loan, the rate of interest per annum equal to 3% above the interest rate otherwise applicable to such Eurodollar Loan at the applicable time, (ii) with respect to any Prime Rate Loan, the rate of interest per annum equal to 3% above the interest rate otherwise applicable to such Prime Rate Loan, and (iii) with respect to any other amount payable by the Borrowers under this

Agreement which is not paid when due, the rate of interest per annum equal to 4% above the Prime Rate at the applicable time.

         "Prime Rate" shall mean the per annum rate of interest from time to time announced and made effective by Fleet as its Prime
Rate (which rate may or may not be the lowest rate available from Fleet at any given time).

         "Prime Rate Loan" means at any time the principal amount of the Loans which bears interest at the Prime Rate.

         "Principals" shall mean Carlos A. Saladrigas and Jose M.
Sanchez.

         "Proforma Statements" shall have the meaning set forth in
Section 7.6.

         "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System as the same may be amended or supplemented from time to time.

         "Regulatory Change" means any change on or after the date of this Agreement in United States federal, state or foreign laws or regulations, including Regulation D, or the adoption or making on or after such date of any interpretations, directives or requests applying to a class of lenders including any of the Lenders of or under any United States federal or state, or any foreign, laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof (other than changes which affect taxes measured by or imposed on the overall net income of any Lender or of its Eurodollar Lending Office by the jurisdiction in which any Lender has its principal office or Eurodollar Lending Office).

         "Reimbursement Obligation" shall mean the obligation of the Borrowers to reimburse Fleet and the Lenders on account of any drawing under any Letter of Credit as provided in Section 2.5.

         "Remaining Interest Period" shall have the meaning set forth in Section 4.17.

         "Required Payment" shall have the meaning set forth in
Section 4.6.

         "Reserve Requirement" shall mean, for any Eurodollar Loans for any Interest Period therefor, the average maximum rate at which reserves (including any marginal, supplemental or emergency reserves) are required to be maintained during such Interest
Period under Regulation D by the Lenders against "Eurocurrency liabilities" (as such term is used in Regulation D).

         "Responsible Officer" shall mean the President, the Vice
Chairman or the Chief Financial Officer, Senior Vice President-
Finance and Administration of the Company.

         "Restricted Payment" shall mean, with respect to the Borrowers or any Subsidiary thereof, (a) any dividend or other distribution on any shares of capital stock of the Borrowers or such Subsidiary (except dividends payable solely to the Borrowers or any Subsidiary), and (b) any payment on account of the purchase, redemption, retirement or acquisition of (i) any shares of the capital stock of any Borrower or a Subsidiary thereof or
(ii) any option, warrant, convertible security or other right to acquire shares of the capital stock of the Borrowers or a Subsidiary thereof, other than, in either case, payments made solely to the Borrowers or such Subsidiary.

         "Revolver Maturity Date" shall mean April 24, 2000.

         "Revolving Credit Commitment" shall have the meaning specified in Section 2.1.

         "SAI" shall have the meaning set forth in Section 7.6.

         "SEC" means the Securities and Exchange Commission.

         "Security Instruments" shall mean, collectively, the Stock Pledge Agreements and each other instrument or agreement that purports to secure the Obligations of the Borrowers to the Lenders.

         "Seller Debt" shall have the meaning set forth in Section
9.4(i).

         "Stated Rate" shall have the meaning set forth in Section
4.1(d).

         "Stock Pledge Agreements" shall have the meaning set forth in Section 5.1.

         "Sublimit" shall have the meaning set forth in Section 2.1.

         "Subordinated Debt" shall mean Indebtedness of the Borrowers that is subordinated to the Indebtedness of the Borrowers owing to the Lenders either (a) pursuant to a subordination agreement in form and substance satisfactory to the Majority Lenders between the Lenders (or the Agent) and the holder(s) of such Indebtedness, or (b) pursuant to the terms thereof, where the Majority Lenders have confirmed in writing that such terms are satisfactory to them.

         "Subsidiary" shall mean, with respect to any Person, any corporation or other entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other Persons performing similar functions are at the time directly or indirectly owned by such Person.

         "Tangible Net Worth" shall mean, at any date as of which the amount thereof is to be determined, an amount equal to Net Worth, minus (i) the sum of any amounts attributable to the book value, net of applicable reserves, of all intangible assets of the Borrowers and their Subsidiaries, including, without limitation, goodwill, trademarks, copyrights, patents and any similar rights, and unamortized debt discount and expense, and (ii) intercompany accounts with Subsidiaries and Affiliates (including receivables due from Subsidiaries and Affiliates).

         "Total Funded Debt" shall mean the following (without duplication) with respect to the Borrowers and their
Subsidiaries: (i) all indebtedness for borrowed money (other than trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices);
(ii) all obligations evidenced by bonds, indentures, notes and similar instruments; (iii) all obligations with respect to letters of credit and other similar instruments not fully secured by cash other than those letters of credit issued as security for indebtedness described in subsection (i) but only to the extent of the maximum amount available to be drawn under such letters of credit; (iv) all Capital Lease Obligations; and (v) all liabilities secured by any Lien on any property owned by the Borrowers, regardless of whether such liabilities are non-recourse.

         "Type" shall mean a Prime Rate Loan or a Eurodollar Loan.

         "UCC" shall mean the Uniform Commercial Code as in effect in The Commonwealth of Massachusetts.

         "Unfunded Liabilities" means, with respect to any Plan, at any time, the amount (if any) by which (a) the present value of all benefits under such Plan exceeds (b) the fair market value of all Plan assets allocable to such benefits, all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of the Borrowers or any member of the Controlled Group to the PBGC or such Plan under Title IV of ERISA.

         "Wholly-owned Subsidiary" shall mean, as to any Person, a Subsidiary of such Person all of whose outstanding shares of capital stock (except directors' qualifying shares) are owned directly or indirectly by such Person.

         "Working Capital Usage" shall mean at any time, the aggregate at such time of outstanding Loans which have been used for purposes other than financing Permitted Acquisitions.

         "Working Day" shall mean any day on which dealings in foreign currencies and exchange between banks may be carried on in the place where the Eurodollar Lending Office is located and in Boston, Massachusetts.

                  1.2 Accounting Terms. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all determinations with respect to accounting matters hereunder shall be made, and all financial statements and certificates and reports as to financial matters required to be delivered hereunder shall be prepared, in accordance with GAAP; provided that if any change in GAAP in itself materially affects the calculation of any financial covenant in this Agreement, the Borrowers may by notice to the Agent, or the Agent may by notice to the Borrowers, require that such covenant thereafter be calculated in accordance with GAAP as in effect, and applied by the Borrowers, immediately before such change in GAAP occurs. If such notice is given, the compliance certificates delivered pursuant to Section 8.5(c) after such change occurs shall be accompanied by reconciliations of the difference between the calculation set forth therein and a calculation made in accordance with GAAP as in effect from time to time after such change occurs.

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

                  (d) The words "include", "includes" and "including" are not limiting.

                  (e) The words "herein", "hereof", "hereunder" and words of like import shall refer to this Agreement as a whole and not to any particular section or subdivision of this Agreement.

                  (f) All terms not specifically defined herein or by GAAP, which terms are defined in the UCC, shall have the meanings assigned to them therein.

         Section 2  Loans; Letters of Credit.

                  2.1 Revolving Credit Loan. Upon the terms and subject to conditions set forth herein, and in reliance upon the representations, warranties and covenants of the Borrowers herein, the Lenders agree to make loans (each a "Loan" and collectively the "Loans") to the Borrowers at the Borrowers' request from time to time from and after the Closing Date and prior to the Revolver Maturity Date in an aggregate principal amount not to exceed at any one time outstanding the sum of $50,000,000 (the "Revolving Credit Commitment"), as the same may be reduced or terminated pursuant to the provisions hereof, provided that (i) the sum of all outstanding Loans and Letter of Credit Usage shall not at any time exceed the Revolving Credit
Commitment and (ii) the sum of the Working Capital Usage and the Letter of Credit Usage shall not at any time exceed $15,000,000
(the "Sublimit"). Within the foregoing limits and subject to the terms and conditions hereof, the Borrowers may request Letters of Credit and may borrow, repay and reborrow Revolving Credit Loans at any time or from time to time until the Revolver Maturity Date or the earlier termination of the Revolving Credit Commitment.

                  2.2 Notes. The Loans shall be evidenced by separate promissory notes made by the Borrowers in favor in each Lender, substantially in the form attached hereto as Exhibit A, dated as of the Closing Date and completed with appropriate insertions
(each such note being referred to herein as a "Note," and collectively as the "Notes") and shall be payable with interest in accordance with Section 4 below.

                  2.3 Lending Office. The Loans of each Type made by each Lender shall be made and maintained at such Lender's
Applicable Lending Office for Loans of such Type.

                  2.4 Requests For Loans. Whenever a Borrower desires to obtain a Revolving Credit Loan or to convert an outstanding
Loan from one Type to another, it shall notify the Agent in accordance with the provisions of Section 4.5 below. Not later than 1:00 p.m. Boston time on the date specified for each such borrowing hereunder, each Lender shall, subject to the terms and conditions of this Agreement, make available the amount of the Loan to be made by it on such date to the Agent at the Office of the Agent, for the account of the Borrowers. Subject to the terms and conditions of this Agreement, the amounts received by the Agent shall be made available to the Borrowers by wiring the funds to such account as the Borrowers shall specify.

                  2.5      Letters of Credit.

                  (a) The Borrowers may also use the Revolving Credit Commitment for Letters of Credit to be issued by Fleet, provided that in each case (a) the requesting Borrower executes and delivers a letter of credit application and reimbursement agreement reasonably satisfactory to Fleet and complies with any conditions to the issuance of such Letter of Credit (including payment of any applicable fees); (b) Fleet has approved the form of such Letter of Credit; (c) the requested Letter of Credit is for a purpose permitted by Section 8.1 hereof; (d) such Letter of Credit bears an expiration date not later than one year from its date of issuance and in any event not later than the Revolver
Maturity Date; (e) the conditions set forth in Section 6.1 shall have been satisfied as of the date of the issuance of the Letter of Credit; and (f) both before the issuance of the requested
Letter of Credit and after giving effect to the issuance thereof the sum of (i) all outstanding Loans and Letter of Credit Usage shall not exceed the Revolving Credit Commitment; and (ii) the sum of the Letter of Credit Usage and the Working Capital Usage shall not exceed the Sublimit.

                  (b) Effective upon the issuance of each Letter of Credit and without any further action on the part of Fleet or the Lenders in respect thereof, Fleet shall grant to each Lender, and each Lender shall acquire from Fleet, a participating interest in such Letter of Credit to the extent of such Lender's Commitment
Percentage thereof and each Lender severally agrees that it shall be absolutely liable, without regard to the occurrence of any Default or Event of Default, to the extent of such Lender's
Commitment Percentage thereof, to reimburse Fleet on demand for the amount of each draft paid by the Fleet under each Letter of Credit to the extent that such amount is not reimbursed by the Borrowers.

                  (c) In order to induce Fleet to issue, extend and renew each Letter of Credit, the Borrowers hereby agree to reimburse or pay to Fleet, for the account of Fleet or (as the case may be) the Lenders, with respect to each Letter of Credit issued, extended or renewed by Fleet hereunder, on each date that any draft presented under any Letter of Credit is honored by Fleet or Fleet otherwise makes payment with respect thereto, (i) the amount paid by Fleet under or with respect to such Letter of Credit, and (ii) the amount of any taxes (other than taxes on or measured by the net income of Fleet), fees, charges or other reasonable costs and expenses whatsoever incurred by Fleet or any Lender in connection with any payment made by Fleet under, or with respect to, such Letter of Credit.

                  (d) If any draft shall be presented or other demand for payment shall be made under any Letter of Credit, Fleet shall promptly notify the Borrowers of the date and amount of the draft presented or demand for payment and of the date and time when it expects to pay such draft or honor such demand for payment. On the date that such draft is paid or other payment is made by Fleet, Fleet shall promptly notify the Lenders of the amount of any unpaid Reimbursement Obligation. All such unpaid
Reimbursement Obligations with respect to Letters of Credit shall be deemed to be Prime Rate Loans. No later than 12:00 noon
(Boston time) on the Banking Day next following the receipt of such notice, each Lender shall make available to the Agent, at the Agent's head office, in immediately available funds, such Lender's Commitment Percentage of such unpaid Reimbursement
Obligation, together with an amount equal to the product of (i) the average, computed for the period referred to in clause (iii) below, of the weighted average Federal Funds Effective Rate paid by Fleet for federal funds acquired by Fleet during each day included in such period, times (ii) the amount equal to such Lender's Commitment Percentage of such unpaid Reimbursement
Obligation, times (iii) a fraction, the numerator of which is the number of days that have elapsed from and including the date
Fleet paid the draft presented for honor or otherwise made payment until the date on which such Lender's Commitment
Percentage of such unpaid Reimbursement Obligation shall become immediately available to the Agent and the denominator of which is 365. The responsibility of Fleet to the Borrowers shall be only to determine in good faith that the documents (including each draft delivered under each Letter of Credit in connection with such presentment) shall be in conformity in all material respects with such Letter of Credit.

                  (e) The Borrowers' Reimbursement Obligations shall be absolute and unconditional under any and all circumstances and irrespective of the occurrence of any Default or Event of Default or any condition precedent whatsoever or any set off, counterclaim or defense to payment which the Borrower may have or have had against Fleet, the Agent, the Lenders or any beneficiary of a Letter of Credit. The Borrowers further agree that Fleet, the Agent and the Lenders shall not be responsible for, and the Borrowers' Reimbursement Obligations shall not be affected by, among other things, the validity or genuineness of documents or any endorsements thereon, even if such documents should in fact prove to be in any or all respects invalid, fraudulent or forged, or any dispute between or among the Borrowers, the beneficiary of any Letter of Credit or any financing institution or other party to which any Letter of Credit may be transferred or any claims or defenses whatsoever of the Borrowers, against the beneficiary of any Letter of Credit or any such transferee.

                  (f) Fleet, the Agent and the Lenders shall not be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit.
The Borrowers agree that any action taken or omitted by Fleet, the Agent or the Lenders under or in connection with each Letter of Credit and the related drafts and documents, if done in good faith, shall be binding upon the Borrowers and shall not result in any liability on the part of Fleet, the Agent or the Lenders to the Borrowers except, in the case of any such party, any such liability resulted from the gross negligence or willful misconduct of such party.

                  2.6 Conversion To Term Loans. If on the Revolver Maturity Date no Default shall have occurred and be continuing and all of the conditions set forth in Section 6 shall have been satisfied, the aggregate unpaid principal balance of the Loans shall be payable in eight(8) equal quarterly installments, payable on the first day of each August, November, February and May commencing August 1, 2000. If on the Revolver Maturity Date any Default shall have occurred and be continuing or any condition set forth in Section 6 shall not have been satisfied, then notwithstanding any other provision of the Loan Documents, the Borrowers shall pay in full on such date the unpaid principal balance of the Loans, together with all unpaid interest thereon and all fees and other amounts due with respect thereto.

                  2.7  Termination or Reduction of Commitments.

                  (a) The Revolving Credit Commitment shall automatically terminate at 5:00 p.m. Boston time on the Revolver Maturity Date. The Borrowers, upon notice to the Agent and each Lender in accordance with Section 4.5 and the repayment in full of the outstanding principal balance of the Loans (and accrued interest thereon) and the payment in full of any expenses or other fees owed by the Borrowers to the Agent and the Lenders under or pursuant to this Agreement and subject to the requirements of the next sentence, may elect to terminate the Revolving Credit Commitment permanently whereupon the Commitments of the Lenders shall be terminated entirely. If any Letters of Credit would remain outstanding after the effective date of any such termination, in addition to the satisfaction of all other applicable terms and conditions of this Agreement, the Borrowers shall either deposit with and pledge to Fleet, as Agent for the Lenders, cash in an amount equal to 100% of the Letter of Credit Usage at the effective date of such termination, or (ii) arrange for the termination of such Letters of Credit and the return thereof to Fleet. No such termination may be reinstated.

                  (b) The Borrowers may also, upon notice to the Agent and each Lender in accordance with Section 4.5, reduce the Revolving Credit Commitment in integral multiples of $500,000 whereupon the Revolving Credit Commitments of the Lenders shall be reduced pro rata in accordance with their respective
Commitment Percentages of the aggregate amount specified in such notice. If, as a result of any such reduction in the Revolving
Credit Commitment, the aggregate outstanding balance of the Revolving Credit Loan plus the Letter of Credit Usage would exceed the Revolving Credit Commitment, the Borrowers shall, as a condition precedent to any such reduction, deposit with and pledge to Fleet cash in an amount equal to 100% of such excess.
No such reduction may be reinstated.

                  2.8 Company as Agent for Borrowers. Each Borrower (other than the Company) hereby appoints the Company as its agent with respect to the receiving and giving of any notices, requests, instructions, reports, schedules, revisions, financial statements or any other written or oral communications hereunder.
The Company shall keep complete, correct and accurate records of all Loans and the application of proceeds thereof, all Letters of Credit and all payments in respect of Loans and other amounts due hereunder. The Company shall determine the allocation of proceeds of Loans among the Borrowers, subject to the terms and conditions hereof. The Agent is hereby entitled to rely on any communications given or transmitted by the Company as if such communication were given or transmitted by each and every Borrower; provided, however, that any communication given or transmitted by any Borrower other than the Company shall be binding with respect to such Borrower. Any communication given or transmitted by the Agent to the Company shall be deemed given and transmitted to each and every Borrower.

         Section 3.  [Intentionally Omitted]

         Section 4.  Interest Rates; Fees; Payments.

                  4.1  Interest Rates.

                  (a) The Borrowers agree to pay to the Agent for the account of each Lender interest on the unpaid principal amount of each Loan for each day from and including the date such Loan is made to but excluding the date the principal of such Loan is paid in full at the following rates per annum:

                  (i) for Loans which are Prime Rate Loans, at a rate per annum equal to the Prime Rate plus the Applicable Margin; and

             (ii) for Loans which are Eurodollar Loans, at a rate per annum equal to the Eurodollar Rate plus the Applicable Margin.

                  (b) Notwithstanding the foregoing, if an Event of Default shall occur, then at the option of the Agent or the Majority Lenders, the unpaid balance of Loans shall bear interest at a rate per annum equal to the Post-Default Rate, until such Event of Default is cured or waived, and any other amount payable hereunder which is not paid in full when due shall bear interest at a rate per annum equal to the Prime Rate plus 4% until such Event of Default is cured or waived.

                  (c) Accrued interest on each Prime Rate Loan shall be payable monthly in arrears on the first day of each month, accrued interest on Eurodollar Loans shall be payable on the last day of each Interest Period and, if any such Interest Period is longer than three months, at intervals of three months after the first day thereof, and interest on all Loans shall be payable in any event upon the payment, prepayment or conversion thereof, but only on the principal so paid or prepaid or converted; provided that interest payable pursuant to Section 4.1(b) during the pendency of an Event of Default shall be payable from time to time on demand of the Agent. Promptly after the determination of any interest rate provided for herein or any change therein, the Agent shall notify the Borrowers and each of the Lenders thereof.

                  (d)  Notwithstanding the foregoing provisions of this
Section 4.1, if at any time the rate of interest set forth in subparagraph (a) or (b) above (the "Stated Rate") exceeds the maximum non-usurious interest rate permissible for any Lender to charge a commercial borrower under applicable law (the "Maximum
Rate"), the rate of interest charged on the Loans by such Lenders hereunder shall be limited to the Maximum Rate. In the event the Stated Rate that has theretofore been subject to the preceding sentence at any time is less than the Maximum Rate in respect of the Loans by any Lender hereunder, the principal amount of the Loans shall bear interest at the Maximum Rate until the total amount of interest paid to such Lender or accrued on such Loans by such Lender hereunder equals the amount of interest which would have been paid to such Lender or accrued on the Loans by such Lender hereunder if the Stated Rate had at all times been in effect. In the event that upon payment in full of all amounts payable hereunder, the total amount of interest paid to any Lender or accrued on such Lender's Loans under the terms of this Agreement is less than the total amount of interest which would have been paid to such Lender or accrued on such Lender's Loans if the Stated Rate had at all times been in effect, then the Borrowers shall, to the extent permitted by applicable law, pay to such Lender an amount equal to the difference between (a) the lesser of (i) the amount of interest which would have accrued on such Lender's Loans if the Maximum Rate had at all times been in effect or (ii) the amount of interest which would have accrued on such Lender's Loans if the Stated Rate had at all times been in effect and (b) the amount of interest actually paid to such Lender or accrued on such Lender's Loans under this Agreement.
In the event any Lender ever receives, collects or applies as interest any sum in excess of the Maximum Rate, such excess amount shall be applied to the reduction of the principal balance of such Lender's Loans or to other amounts (other than interest) payable hereunder, and if no such principal is then outstanding, such excess or part thereof remaining shall be paid to the Borrowers.

                  4.2 Commitment Fee. The Borrowers shall pay to the Agent for the ratable account of each Lender quarterly in arrears on the first day of each calendar quarter and on the Revolver

Maturity Date a commitment fee on the unutilized portion of the Revolving Credit Commitment for the preceding quarter at a rate per annum determined pursuant to Schedule 1 attached hereto.

                  4.3 Letter of Credit Fees. In connection with the issuance of each Letter of Credit and at the time of such issuance, the Borrowers shall pay to Fleet, as Agent for the Lenders, (i) any applicable fronting, issuance, amendment, transfer and similar fees in accordance with Fleet's customary charges and (ii) a commission equal to the then effective
Applicable Margin for Eurodollar Loans of the total face amount of such Letter of Credit.

                  4.4 Late Fee. Without limiting any of the Agent's or any Lender's other rights hereunder or by law, if any Loan or any portion thereof or any interest thereon or any other payment due hereunder or under any other Loan Document is not paid within ten
(10) days after the same is due (such due date to be determined without regard to any grace periods), the Borrowers shall pay to the Agent, for the ratable benefit of the Lenders, on demand, a late fee equal to five percent (5%) of the amount of the payment due.

                  4.5 Certain Notices. Notices to the Agent of conversions and prepayments of Loans, of the duration of Interest Periods and of termination or reduction of Commitments shall be irrevocable and shall be effective only if received by the Agent not later than 12:00 noon Boston time on the number of Banking Days prior to the date of the borrowing, conversion, prepayment, termination or reduction specified below:

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
         of Commitments

Each notice of borrowing, conversion or prepayment shall specify the amount, the Type and purpose (working capital or for a Permitted Acquisition) of the Loan to be borrowed, converted or prepaid, the date of borrowing, conversion or prepayment (which shall be a Banking Day in the case of the prepayment of a Prime Rate Loan, or a Working Day in the case of the conversion or prepayment of a Eurodollar Loan) and, in the case of Eurodollar

Loans, the duration of the Interest Period therefor (subject to the definition of Interest Period). Each such notice of duration of an Interest Period shall specify the Loans to which such Interest Period is to relate. In the event that the Borrowers fail to select the duration of any Interest Period for any Eurodollar Loan within the time period and otherwise as provided in this Section 4.5, such Eurodollar Loan will be automatically converted into a Prime Rate Loan on the last day of the then current Interest Period for such Eurodollar Loan or (if outstanding as Prime Rate Loans) will remain as, or (if not then outstanding) will be made as Prime Rate Loans.

                  4.6 Non-Receipt of Funds by the Agent. Unless the Agent shall have been notified by a Lender or the Borrowers (the "Payor") prior to the date on which such Lender is to make payment to the Agent of the proceeds of a Loan to be made by it hereunder or the Borrowers are to make payment to the Agent for the account of one or more of the Lenders, as the case may be (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Agent, the Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient on such date and, if the Payor has not in fact made the Required
Payment to the Agent, the recipient of such payment shall, on demand, pay to the Agent the amount made available to it together with interest thereon in respect of the period commencing on the date such amount was so made available by the Agent until the date the Agent recovers such amount at a rate per annum equal to the Federal Funds Effective Rate for such period.

                  4.7 Sharing of Payment; Waiver of Enforcement Without Consent, Etc. (a) the Borrowers agree that, in addition to (and without limitation of) any right of set-off, banker's lien or counterclaim any Lender may otherwise have, each Lender shall be entitled, at its option and without regard to the adequacy of any of the Collateral held by or for the benefit of such Lender, to offset balances (whether based on provisional or final credits or on collected or uncollected funds) held by it for the account of any Borrower at any of its offices, in Dollars or in any other currency (collectively, the "Deposited Funds"), against any principal of or interest on any Loans to the Borrower by any Lender hereunder, or any other obligation of the Borrower hereunder which is not paid when due (regardless of whether such balances are then due to the Borrowers), in which case it shall promptly notify the Borrowers, the Agent and the other Lenders thereof, provided that such Lender's failure to give such notice shall not affect the validity thereof. The Borrowers agree, to the fullest extent they may effectively do so under applicable law, that any Person purchasing a participation in the Loans made, or other obligations held, by another Person, whether or not acquired pursuant to the foregoing arrangements, may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans or other obligations in the amount of such participation.

         (b) The Lenders agree among themselves that no Lender shall, except with the written consent of the Majority Lenders, exercise any right pursuant to Section 4.7(a) or exercise, with respect to any Loans or other obligations hereunder, any other right of set-off, banker's Lien, counterclaim or similar right, so long as any Lender has any Commitment hereunder or any amounts due hereunder remain unpaid.

         (c) If a Lender shall obtain payment of any principal of or interest on any Loan made by it under this Agreement, or on any other obligation then due to such Lender hereunder, through the exercise of any right of set-off, banker's lien, counterclaim or similar right, or otherwise, it shall promptly notify the Agent and purchase from the other Lenders participations in the Loans made, or other obligations held, by the other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable to the end that all the Lenders shall share the benefit of such payment (net of any expenses which may incurred by such Lender in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Loans or other obligations then due to each of them. To such end, all of the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored
(including the payment of interest to the extent that the Lender obligated to return such funds is obligated to return interest).

         (d) Each Lender waives all rights to enforce, and shall not attempt to enforce, any rights hereunder, under the Notes or under any other Loan Document without the prior written consent of the Majority Lenders. Each Lender further agrees that all rights under the Security Instruments shall be exercised only through the Agent under the Security Instruments.

         (e) Nothing contained herein shall require any Lender to exercise any right of set-off, banker's Lien, counterclaim or similar right or shall affect the right of any Lender to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness or obligations of any Borrower.

         (f) This Section 4.7 is for the benefit of the Lenders only and does not constitute a waiver of any rights against the

Borrowers or against any property held as security for the Obligations.

                  4.8 Minimum and Maximum Amounts. Each borrowing, conversion and prepayment of principal of Loans shall be in an aggregate principal amount equal to (a) in the case of Eurodollar Loans, $250,000 or a larger multiple of $100,000, and (b) in the case of Prime Rate Loans, $50,000 or an integral multiple thereof (conversions or prepayments of Revolving Credit Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods, at the same time hereunder shall be deemed separate conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period); provided that any payment or prepayment in full of the Loans may be in the aggregate outstanding principal amount thereof.

                  4.9 Computations. All interest and fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable.

                  4.10 Manner and Place of Payment. All payments under this Agreement shall be made not later than 1:00 p.m. (Boston
Time) on the date when due and shall be made in immediately available funds at the Office of Agent for the account of each Lender or by the Borrowers' check drawn on the depositary account(s) maintained by the Borrowers with the Agent payable to the Agent for the account of each Lender or its order. All payments shall be made without setoff, counterclaim, withholding or reduction of any kind whatsoever. The Agent may (but shall not be obligated to) debit the amount of any such payment on the date when due to any ordinary deposit account of the Borrowers with the Agent, without notice to the Borrowers. The Borrowers shall, at the time of making each payment hereunder or under any Note, specify to the Agent the Loans or other amounts payable by the Borrowers hereunder to which such payment is to be applied
(and in the event that they fail to so specify, or if an Event of Default has occurred and is continuing, the Agent may apply such payment for the benefit of the Lenders as it may elect in its sole discretion, but subject to the other terms and conditions of this Agreement, including without limitation, Section 4.11 hereof). Each payment received by the Agent hereunder or under any Note for the account of a Lender shall be paid promptly to such Lender, in immediately available funds, for the account of such Lender's Applicable Lending Office.

                  4.11 Pro Rata Treatment. Except to the extent otherwise provided herein: (a) each borrowing from the Lenders under Section 2 hereof shall be made from the Lenders and the payment of the commitment fee under Section 4.2 hereof shall be made for the account of the Lenders pro rata according to the

Lenders' Commitment Percentage, (b) each payment by the Borrowers of principal of or interest on Loans of a particular Type shall be made to the Agent for the account of the Lenders pro rata in accordance with the respective unpaid principal amounts of such Loans held by the Lenders and (c) each conversion of Loans of a particular Type shall be made pro rata among the Lenders in accordance with the respective principal amounts of such Loans held by the Lenders.

                  4.12 Payments Due on Saturdays, Sundays and Holidays. Whenever any payment to be made hereunder or under the Notes shall be due on a day which is not a Banking Day, such payment may be made on the next succeeding Banking Day, and such extension of time shall be included in computing any interest or fees due.

                  4.13 Additional Costs. (a) The Borrowers shall pay to the Agent for the account of each Lender from time to time such amounts as such Lender may determine to be necessary to compensate it for any costs incurred by such Lender which such Lender determines are attributable to its making or maintaining of any Eurodollar Loans hereunder or its obligation to make any of such Loans hereunder, or any reduction in any amount receivable by such Lender hereunder in respect of any Eurodollar
Loan or such obligation (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), in each case resulting from any Regulatory Change which:

                  (i) changes the basis of taxation (other than taxes on or measured by the net income of any Lender) of any amounts payable to such Lender under this Agreement or the Notes in respect of any Eurodollar Loan; or

             (ii) imposes or modifies any reserve, special deposit or similar requirements relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, such Lender (including any Eurodollar Loan or any deposits referred to in the definition of "Eurodollar Rate" below).

Each Lender will notify the Borrowers of any event occurring after the date of this Agreement which will entitle such Lender to compensation pursuant to this Section as promptly as practicable after it obtains knowledge thereof and determines to request such compensation. Each Lender will furnish the Borrowers with a statement, in reasonable detail, setting forth the basis and amount of each request by such Lender for compensation under this Section.

                  (b) Without limiting the effect of the foregoing provisions of this Section, in the event that, by reason of any Regulatory Change, such Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender which includes deposits by reference to which the interest rate on Eurodollar Loans is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender which includes Eurodollar Loans or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets which it may hold, then, if such Lender so elects by notice to the Borrowers, the obligation of such Lender to make Eurodollar Loans hereunder shall be suspended until the date such Regulatory Change ceases to be in effect.

                  (c) Determinations and allocations by such Lender for purposes of this Section of the effect of any Regulatory Change on its costs of maintaining its obligations to make Eurodollar
Loans or of making or maintaining Eurodollar Loans or on amounts receivable by it in respect of Eurodollar Loans, and of the additional amounts required to compensate such Lender in respect of any Additional Costs, shall be conclusive absent manifest error, provided that such determinations and allocations are made in good faith and on a reasonable basis.

                  4.14 Limitation on Types of Loans. Anything herein to the contrary notwithstanding, if, with respect to any Eurodollar
Loans, the Majority Lenders determine (which determination shall be conclusive) that the relevant rates of interest referred to in the definition of "Eurodollar Rate" upon the basis of which the rates of interest for any Eurodollar Loan are to be determined do not accurately reflect the cost to such Lenders of making or maintaining such Eurodollar Loans for the Interest Period therefor, then the Agent shall promptly notify the Borrowers, and so long as such condition remains in effect, the Lenders shall be under no obligation to convert Prime Rate Loans into Eurodollar
Loans and the Borrowers shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Eurodollar Loans or convert such Eurodollar
Loans into Prime Rate Loans.

                  4.15 Illegality. Notwithstanding any other provision of this Agreement to the contrary, in the event that it becomes unlawful for any Lender or its Eurodollar Lending Office to (a) honor its obligation to make Eurodollar Loans hereunder, or (b) maintain Eurodollar Loans hereunder, then such Lender shall promptly notify the Borrowers thereof (identifying the illegality in question in reasonable detail) and such Lender's obligation to make Eurodollar Loans hereunder shall be suspended until such time as such Lender may again make and maintain Eurodollar Loans.

                  4.16 Substitute Prime Rate Loans. If the obligation of any Lender to make Eurodollar Loans shall be suspended pursuant to Section 4.13, 4.14 or 4.15 hereof, all Loans which would otherwise be made by such Lender as Eurodollar Loans shall be made instead as Prime Rate Loans (and, if an event referred to in Section 4.15(b) has occurred and such Lender so requests, by notice to the Borrowers, each Eurodollar Loan of such Lender then outstanding shall be automatically converted into a Prime Rate
Loan on the date specified by such Lender in such notice) and, to the extent that Eurodollar Loans are so made as (or converted into) Prime Rate Loans, all payments of principal which would otherwise be applied to such Eurodollar Loans shall be applied instead to such Prime Rate Loans.

                  4.17 Compensation. If any payment, prepayment or conversion of a Eurodollar Loan occurs on a date other than the last day of an Interest Period for such Loan, the Borrowers shall pay to the Agent for the account of each Lender, upon the request of the Lender through the Agent, as compensation for any loss, cost or expense incurred by such Lender as the result of such payment, prepayment or conversion, an amount (if a positive number) equal to:

                                    A  x  (B-C)  X    D
                                                     360

where:

         "A" equals the principal amount of the Eurodollar Loan so paid, prepaid or converted (the "Affected Eurodollar Loan");

         "B" equals the Eurodollar Rate (expressed as a decimal) applicable to the Affected Eurodollar Loan;

         "C" equals the applicable Eurodollar Rate (expressed as a decimal) in effect on or about the date of such payment, prepayment or conversion, for deposits in an amount equal approximately to the principal amount of the Affected Eurodollar Loan with an Interest Period (the "Remaining Interest Period") beginning on the date of such payment, prepayment or conversion to but excluding the last day of the existing Interest Period; and

         "D" equals the number of days in the Remaining Interest
         Period;

and any other reasonable out-of-pocket loss or reasonable expense (including any internal processing charge customarily charged by such Lender) suffered by such Lender in liquidating deposits prior to maturity in amounts which correspond to the principal amount of the Affected Eurodollar Loan; provided that such Lender shall have delivered to the Borrowers a certificate, in reasonable detail, as to the amount of such loss and expense along with the basis for calculation thereof.

                  4.18 Capital Adequacy. If any Lender shall determine that the applicability of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and
Capital Standards", or the adoption after the date hereof of any other applicable law, rule, regulation or guideline regarding capital adequacy, or any change in the foregoing or in the enforcement, interpretation or administration thereof by any Governmental Authority charged with the enforcement, interpretation or administration thereof, or compliance by any Lender or any Person controlling such Lender (a "Parent") with any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority, has or would have the effect of reducing the rate of return on capital of such Lender or its Parent as a consequence of such Lender's obligations hereunder to a level below that which such Lender (or its Parent) could have achieved but for such applicability, adoption, change or compliance (taking into consideration the policies of such Lender (or its Parent) with respect to capital adequacy) by an amount reasonably deemed by such Lender to be material, then from time to time, within the second Banking Day after demand by such Lender, the Borrowers shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction, and if such amount is not paid within thirty days after such demand, then the Borrowers shall also pay interest on each such amount from the thirtieth day after such demand until payment in full thereof (as well after as before judgement) at the Post-Default Rate. A statement of such Lender, in reasonable detail, claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it hereunder shall be conclusive absent manifest error; provided that the determination thereof is made on a reasonable basis. In determining such amount, such Lender may use any reasonable averaging and attribution methods.

                  4.19 Optional Prepayments. The Borrowers shall have the right to prepay the Loans in whole or in part and to convert
Loans of one Type into another Type, without premium or penalty, at any time and from time to time, provided that (i) at the time of the prepayment in full of all Loans and other Extensions of Credit, the Borrowers shall pay all interest accrued on the amount prepaid; (ii) the Borrowers shall give the Agent notice of such prepayment as provided in Section 4.5; (iii) Eurodollar
Loans may be converted into Prime Rate Loans only on the last day of an Interest Period thereof; and (iv) the Agent for the account of each Lender shall be paid, at the time of any prepayment of a

Eurodollar Loan that is being prepaid on other than the last day of an Interest Period therefor, the amount provided for in
Section 4.17.

         Section 5  Security.

                  5.1 Security Interests. The Borrowers agree to enter into one or more stock pledge agreements in favor of the Agent for the ratable benefit of the Lenders in the form of Exhibit B attached hereto (the "Stock Pledge Agreements") and to deliver and pledge to the Agent for the ratable benefit of the Lenders all outstanding capital stock of all present and future
Subsidiaries of the Company and to deliver to the Agent, for the ratable benefit of the Lenders, certificates representing all such shares accompanied by undated stock powers or other appropriate instruments of transfer duly executed in blank.

         Section 6   Conditions Precedent.

                  6.1 Conditions to all Loans and Letters of Credit. The Lenders shall not be obligated to make any of the Loans to the Borrowers or to issue any Letter of Credit hereunder until the following conditions have been satisfied to the satisfaction of the Agent:

                  (a) This Agreement, the Notes and the Security Instruments. This Agreement, the borrowings hereunder, the Notes, the Security Instruments and all transactions contemplated by this Agreement and the Security Instruments shall have been duly authorized by the Borrowers. The Borrowers shall have duly executed and delivered to the Agent this Agreement, the Notes and the Security Instruments to the Agent in form and substance satisfactory to the Agent and its counsel.

                  (b) No Default or Event of Default. On the date hereof and on the date of making each Extension of Credit, no Default or Event of Default shall have occurred and be continuing.

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

                  (d) Opinion of Counsel for the Borrowers. On the Closing Date, the Agent shall have received the favorable opinion of counsel to the Borrowers addressed to the Agent and the Lenders, in form and substance reasonably satisfactory to the Agent and its counsel.

                  (e) Approvals. On the Closing Date and on the date of each Extension of Credit, all necessary consents, approvals, licenses, permissions, registrations or validations of any Governmental Authority or any other Person required for the execution, delivery, performance or carrying out of the provisions of this Agreement, the Notes and the Security
Instruments, or for the validity or enforceability of the obligations incurred thereunder, shall have been obtained and shall be in full force and effect and copies thereof certified by a duly authorized officer of the Borrowers to such effect shall have been delivered to the Agent.

                  (f) Supporting Documents. On or before the date hereof, there shall have been delivered to the Agent the following supporting documents:

                  (i) a long form legal existence and corporate good standing certificates with respect to each of the Borrowers dated as of a recent date issued by the appropriate Secretary of State or other official;

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

             (iv) a certificate of the Secretary or Assistant Secretary of each of the Borrowers certifying as to (a) the By-Laws of the Borrowers, as in effect on the date hereof; (b) the incumbency and signatures of the officers of the Borrowers who have executed any documents in connection with the transactions contemplated by this Agreement; and
                           (c) the resolutions of the Boards of Directors of the Borrowers authorizing the execution, delivery and performance of this Agreement and the making of the Loans hereunder, and the execution and delivery of the Notes and other Loan Documents; and

                  (v) all other information and documents which the Agent or its counsel may reasonably request in connection with the transactions contemplated by this Agreement.

                  (g) Compliance Certificates. The Borrowers shall have furnished to the Agent a Compliance Certificate in the form of attached Exhibit C appropriately completed and signed by a Responsible Officer of the Borrowers, which certificate shall reflect compliance by the Borrowers with the requirements of this Credit Agreement as of the date thereof.

                  (h) Litigation. No litigation, arbitration, proceeding or investigation shall be pending or, to the knowledge of the Borrowers or the Principals, threatened against any Borrower or any Subsidiary of a Borrower which, in the sole judgement of the Agent, might have a Material Adverse Effect.

                  (i) Fees and Expenses. On or before the Closing Date, the Borrowers shall have (i) paid to the Agent for the account of the Lenders all amounts payable under Section 4 hereof identified by the Agent on or before the Closing Date; and (ii) pay to the Agent all fees due under a certain letter between the Agent and the Borrowers, dated March 14, 1997.

                  (j) Legal Matters. All documents and legal matters incident to the transactions contemplated by this Agreement shall be reasonably satisfactory to Sullivan & Worcester LLP, special counsel for the Agent.

                  (k) Regulatory Changes. No change shall have occurred in any law or regulation or interpretation thereof that, in the opinion of counsel for any Lender, would make it illegal or against the policy of any governmental agency or authority for such Lender to make the Loans hereunder or, in the opinion of counsel for Fleet, for Fleet to issue any Letter of Credit hereunder (as the case may be).

                  (l) Notice of Borrowing. The Agent shall have received a notice of borrowing from the Borrowers containing the information required under Section 4.5 hereof.

                  (m) Additional Documentation. The Agent and the Lenders shall have received such other documents, instruments, opinions and certificates as the Agent or any Lender may reasonably deem necessary or appropriate.

                  6.2 Satisfaction of Conditions. Each request by the Borrowers for any Extension of Credit hereunder shall constitute a representation and warranty by the Borrowers to the Agent and the Lenders that all of the conditions specified in this Section

6 have been complied with as of the time of any such Extension of Credit.

         Section 7  Representations and Warranties.

         In order to induce the Agent and the Lenders to enter into this Agreement and to make the contemplated Extensions of Credit, the Borrowers hereby represent and warrant as follows (except to the extent qualified by supplemental disclosure set forth on Schedule A hereto) and the following representations and warranties (to the extent so qualified, if any) shall survive the execution and delivery of this Agreement and the Notes:

                  7.1 Corporate Status. Each of the Borrowers is a duly organized and validly existing corporation in good standing under the laws of its jurisdiction of incorporation as set forth on Schedule A hereto and is duly qualified or licensed as a foreign corporation in good standing in each jurisdiction in which the failure to do so would have a Material Adverse Effect.

                  7.2 No Violation. Neither the execution, delivery or performance of this Agreement or any other Loan Document, nor consummation of the contemplated transactions will contravene any law, statute, rule or regulation to which the Borrowers are subject or any judgment, decree, franchise, order or permit ap plicable to the Borrowers, or will conflict or be inconsistent with or will result in any breach of, or constitute a default under, or result in or require the creation or imposition of any Lien (other than the liens created by the Security Instruments) upon any of the property or assets of the Borrowers pursuant to, any Contractual Obligation of the Borrowers, or violate any provision of the corporate charters or by-laws of the Borrowers.

                  7.3 Corporate Power and Authority. The execution, delivery and performance of this Agreement and the other Loan
Documents are within the corporate powers of the Borrowers and have been duly authorized by all necessary corporate action.

                  7.4 Enforceability. This Agreement and each other Loan Document constitutes valid and binding obligations of the Borrowers enforceable against the Borrowers in accordance with its terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting the enforcement of creditors' rights generally and subject to general principles of equity, whether applied in a court of equity or at law.

                  7.5 Consents or Approvals. No order, permission, consent, approval, license, authorization, registration or validation of, or filing with, or exemption by, any Governmental
Authority or any other Person is required to authorize, or is required in connection with, the execution, delivery and performance of this Agreement or any other Loan Document by the Borrowers, or the taking of any action contemplated hereby or thereby.

                  7.6 Financial Statements. (a) The Company has furnished the Agent with complete and correct copies of the audited consolidated balance sheet of the Company and its Subsidiaries as of the December 31, 1996, and the related audited consolidated statements of income and of cash flows for the fiscal year of the Company and its Subsidiaries ended on such date, examined by the Accountants. Such financial statements (including the related schedules and notes) taken together with the Pooled Combined Proforma Financial Statements included in Schedule A hereto (the "Proforma Statements") fairly present the consolidated financial condition of the Company and its Subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended.

                  (b)  Neither the Borrowers nor any of their
Subsidiaries have any material liabilities, contingent or otherwise, including liabilities for taxes or any unusual forward or long-term commitments or any Guarantee, which are not disclosed by or included in the above-referenced financial statements or the accompanying notes, taken together with the Proforma Statements, and there are no unrealized or anticipated losses from any unfavorable commitments of the Borrowers or any of their Subsidiaries which may have a Material Adverse Effect. During the period from the Financial Statements Date to the date hereof: (i) there has been no sale, transfer or other disposition by the Borrowers or any of their Subsidiaries of any material part of their business or property and, other than the acquisition of Staff Administrators, Inc. ("SAI") no purchase or other acquisition of any business or property (including any capital stock of any Person) material in relation to the consolidated financial condition of the Borrowers and their Subsidiaries at the Financial Statements Date; and (ii) neither the Borrowers nor any of their Subsidiaries have made a Restricted Payment, or agreed or committed to make a Restricted Payment.

                  (c) The Borrowers have and, after giving effect to the Loans to be made on the Closing Date, will have, assets (both tangible and intangible having a fair saleable value in excess of the amount required to pay the probable liability on their then-existing debts (whether matured or unmatured, liquidated or unliquidated, fixed or contingent); the Borrowers have and will have access to adequate capital for the conduct of their business and the discharge of their debts incurred in connection therewith as such debts mature; the Borrowers were not insolvent immediately prior to the making of the Loans on the Closing Date and immediately after giving effect thereto, the Borrowers will not be insolvent.

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

                  7.7 No Material Change. Since the Financial Statements Date (other than as reflected by the Proforma Statements) there has been no development or event, or to the best knowledge of the Borrowers, any prospective development or event, which has had or could reasonably be anticipated to have a Material Adverse Effect. Since the date hereof, no event, condition or other development has occurred relating to any matter disclosed on Schedule A hereto that has, or could reasonably be expected to have, a Material Adverse Effect. The Borrowers are not party to or bound by any contract, agreement or instrument, nor subject to any charter or other corporate restriction which will, under current or foreseeable conditions, have a Material Adverse Effect.

                  7.8 Litigation. Except as set forth in Schedule A, there are no actions, suits or proceedings pending or threatened against or affecting the Borrowers or any of their Subsidiaries which in any one case or in the aggregate, if determined adversely to the interests of such party, could reasonably be anticipated to have a Material Adverse Effect.

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

                  7.11 Investment Company Status; Limits on Ability to Incur Indebtedness. None of the Borrowers is an "investment company" or a company "controlled by" an investment company within the meaning of the Investment Company Act of 1940, as amended. None of the Borrowers is subject to regulation under any Federal or State statute or regulation which limits its ability to incur Indebtedness.

                  7.12 Title to Property. Except as set forth in Schedule A, the Borrowers have good and marketable title to all of their properties and assets, including the properties and assets reflected in the consolidated balance sheet of the Borrowers as of the Financial Statements Date, except such as have been disposed of since that date in the ordinary course of business, and none of such properties or assets is subject to any Lien except for (a) Permitted Liens, or (b) a defect in title or other claim other than defects and claims that, in the aggregate, would have no Material Adverse Effect. The Borrowers enjoy peaceful and undisturbed possession under all leases necessary in any material respect for the operation of their properties and assets and no material default exists under such leases (after taking into account applicable cure periods under said leases). All such leases are valid and subsisting and are in full force and effect.

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

                  (c) There is no civil, criminal or administrative ac tion, suit, demand, claim, hearing, notice of violation, investigation, proceeding, notice or demand letter pending or, to the best knowledge of the Borrowers threatened against the Borrowers or any of their Subsidiaries relating in any way to the Environmental Laws, and there is no Lien of any private entity or Governmental Authority against any property of the Borrowers or any Subsidiary thereof relating in any way to the Environmental
Laws.

                  (d) There has been no claim, complaint, notice, or request for information received by the Borrowers with respect to any site listed on the National Priority List promulgated pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") 42 USC Sec. 9601 et seq. or any state list of sites requiring investigation or cleanup with respect to contamination by Hazardous Substances.

                  (e) To the best of the Borrowers' knowledge, there has been no release or threat of release of any Hazardous Substance at any Borrower Group Property which would likely result in liability being imposed upon the Borrowers or any Subsidiary thereof, which liability would have a Material Adverse Effect.

                  7.16 Intellectual Property. The Borrowers own or license such copyrights, patents, trademarks and similar rights ("Intellectual Property") as are necessary for the conduct of their respective businesses as now conducted, without any known conflict with the rights of others which would have a Material Adverse Effect. Following the occurrence and during the continuance of an Event of Default, the Borrowers shall, upon the request of the Agent, make reasonably diligent efforts to prepare and deliver to the Agent a reasonably detailed listing of all such Intellectual Property, provided that nothing herein shall require the registration of any such Intellectual Property.

                  7.17 Level of Borrowing. After giving effect to any Extensions of Credit to be made as of the date hereof under this

Agreement,(a) the sum of all outstanding Loans and the Letter of Credit Usage does not exceed the Revolving Credit Commitment, and
(b) the sum of the Working Capital Usage and the Letter of Credit
Usage does not exceed the Sublimit.

                  7.18 Defaults. As of the date of this Agreement, no Default exists.

                  7.19 Labor Relations. There is (i) no unfair labor practice complaint pending against the Borrowers or any of their Subsidiaries or, to the best knowledge of the Borrowers, threatened, before the National Labor Relations Board, and no grievance or arbitration proceeding arising out of or under any collectively bargaining agreement is so pending against the Borrowers or any of their Subsidiaries or, to the best knowledge of the Borrowers, threatened, except for such complaints, grievances or arbitration proceedings which, if adversely decided, would not have a Material Adverse Effect, (ii) no strike, labor dispute, slow down or stoppage is pending against the Borrowers or any of their Subsidiaries or, to the best knowledge of the Borrowers, threatened against the Borrowers or any of their Subsidiaries, except for any such labor action as would not have a Material Adverse Effect and (iii) to the best knowledge of the Borrowers, no union representation question existing with respect to the employees of the Borrowers or any of their Subsidiaries and, to the best knowledge of the Borrowers, no union organizing activities are taking place, except for any such question or activities as would not have a Material Adverse Effect.

                  7.20 Disclosure. None of the representations and warranties made by the Borrowers in this Agreement, or in any other document furnished to the Agent or the Lenders by or on behalf of the Borrowers in connection herewith contains (or will contain on the Closing Date) any untrue statement of material fact or omits (or will omit on the Closing Date) to state any material fact necessary to make the statements herein or therein, in light of the circumstances under which they are made, not misleading. There is no fact known to the Borrowers on the date of this Agreement which has any reasonable likelihood of having a Material Adverse Effect which has not been set forth in or referred to in this Agreement.

         Section 8  Affirmative Covenants.

         The Borrowers covenant and agree that for so long as this Agreement is in effect and until the Notes, together with all interest thereon and all other Obligations of the Borrowers to the Lenders are paid or satisfied in full unless the Majority Lenders shall otherwise consent in writing:

                  8.1 Use of Proceeds. The Borrowers shall, subject to the limitations set forth herein, use (i) the proceeds of the Loans (a) for the repayment of outstanding indebtedness of the Borrowers under that certain Amended and Restated Credit
Agreement dated as of June 5, 1996, as amended, among the Borrowers and Fleet; (b) for working capital purposes of the Borrowers, and (c) to finance Permitted Acquisitions and (ii) the Letters of Credit for any other business purpose. Without limiting the foregoing, no part of such proceeds will be used for the purpose of purchasing or carrying any "margin security" as such term is defined in Regulation U of the Board of Governors of the Federal Reserve System.

                  8.2 Conduct of Business; Maintenance of Existence. Each of the Borrowers will, and will cause of each of its Subsidiaries to, continue to engage in the business in which they are engaged and maintain its existence and comply with all applicable statutes, rules and regulations and remain duly qualified as a foreign corporation, licensed and in good standing in each jurisdiction where such qualification or licensing is required by the nature of its business, the character and location of its property, business, or the ownership or leasing of its property, except where such noncompliance or failure to so qualify would not have a Material Adverse Effect, and each of the Borrowers will maintain its properties in good operating condi tion, and continue to conduct its business as presently conducted.

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

                  8.5 Financial Statements, Etc. The Borrowers will furnish to each of the Lenders:

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

                  (b) within one hundred twenty (120) days after the last day of each fiscal year of the Borrowers, the audited consolidated balance sheet and income statement and statement of cash flows of the Borrowers and their Subsidiaries as at and for the fiscal year then ended, certified by the Accountants with an unqualified opinion, the substance of such report to be reasonably satisfactory to the Agent, together with the unaudited consolidating balance sheet and income statement and statement of cash flows of the Borrowers and their Subsidiaries as at and for the year then ended and, following any change from the Borrowers' existing, guaranteed- cost workers compensation insurance coverage, an actuarial review detailing the calculations of workers' compensation reserves for claims, accompanied by a certificate of a Responsible Officer of the Borrowers to the effect that such financial statements fairly present the consolidated financial condition of the Borrowers and their Subsidiaries as of the end of such fiscal year and the consolidated results of their operations for such fiscal year, in each case in accordance with GAAP. Said financial statements shall indicate all guarantees or unusual forward or long-term commitments made by the Borrowers or any Subsidiaries thereof.

                  (c) at the time of the delivery of the quarterly and yearly financial statements required by Sections 8.5(a) and (b) above, a Compliance Certificate signed by a Responsible Officer of the Borrowers in the form attached to this Agreement as Exhibit C, appropriately completed;

                  (d) copies of any management letter provided by the Accountants to the Borrowers;

                  (e) promptly upon becoming aware of any litigation or other proceeding against the Borrowers or any of their

Subsidiaries that could reasonably be expected to have a Material
Adverse Effect, notice thereof;

                  (f) within thirty (30) days prior to the commencement of each fiscal year of the Borrowers, a copy of the consolidated operating budget, including, without limitation, projections of the anticipated cash flow of the Borrowers and their Subsidiaries for such fiscal year and a statement of the assumptions on which such budget was prepared;

                  (g) promptly following the request of the Agent or any Lender, such further information concerning the business, affairs and financial condition or operations of the Borrowers and their Subsidiaries as the Agent or any Lender may reasonably request;

                  (h) promptly upon the mailing thereof to the shareholders of the Borrowers generally, copies of all financial statements, reports, proxy statements and other materials; and

                  (i) promptly upon the filing thereof by any Borrower with the SEC (and in any event within ten (10) days of such filing), copies of any registration statements and reports on Forms 10-K, 10-Q and 8-K (or their equivalents if such forms no longer exist).

                  8.6 Notice of Default. As soon as practicable, and in any event, within three (3) Banking Days of becoming aware of the existence of any condition or event which constitutes a Default, the Borrowers will provide the Agent and each Lender with written notice, which shall have the caption of "Notice of Default", specifying the nature and period of existence thereof and what action the Borrowers are taking or propose to take with respect thereto.

                  8.7  Environmental Matters.

                  (a) The Borrowers and each of their Subsidiaries shall comply with all terms and conditions of all applicable
Governmental Approvals and all applicable Environmental Laws, except where failure to comply would not have a Material Adverse
Effect.

                  (b) The Borrowers shall promptly notify the Agent should the Borrowers become aware of:

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

                  (iii) any claim made or threatened by any Person against the Borrowers or any of their Subsidiaries or any property of the Borrowers or any of their Subsidiaries thereof relating to damage, contribution, cost recovery compensation, loss or injury resulting from any Hazardous Substance pertaining to such property or the business or operations of the Borrowers or such Subsidiary; and

                  (iv) any occurrence or condition on any real property adjoining any Borrower Group Property known to the officers or supervisory personnel of the Borrowers or any of their Subsidiaries or other employees having responsibility for the compliance by the Borrowers or any Subsidiary thereof with Environmental Laws, without any independent investiga tion, which does cause, or could cause, such Borrower Group Property, or any part thereof, to contain Hazardous
         Substances in violation of any Environmental Laws, or which does cause, or could cause, such Borrower Group Property to be subject to any restrictions on the ownership, occupancy, transferability or use thereof by the Borrowers or any of their Subsidiaries.

                  (c) The Borrowers will, and will cause each of their Subsidiaries to, at their own cost and expense, and within such period as may be required by applicable law or regulation, initiate all remedial actions and thereafter diligently prosecute such action as shall be required by law for the cleanup of such Borrower Group Property, including all removal, containment and remedial actions in accordance with all applicable Environmental
Laws and shall further pay or cause to be paid, at no expense to the Agent or the Lenders, all cleanup, administrative, and enforcement costs of applicable Government Authorities which may be asserted against such Borrower Group Property.

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

                  8.9 ERISA Information. If and when the Borrowers or any member of the Controlled Group (a) gives or is required to give notice to the PBGC of any "reportable event" (as defined in Section 4043 of ERISA) with respect to any Plan which might constitute grounds for a termination of such Plan under Title IV of ERISA, or knows that the plan administrator of any Plan has given or is required to give notice of any such reportable event,
(b) receives notice of complete or partial withdrawal liability under Title IV of ERISA or (c) receives notice from the PBGC under Title IV of ERISA of an intent to terminate or appoint a trustee to administer the Plan, the Borrowers shall in each such instance promptly furnish to the Agent a copy of any such notice.

                  8.10 Inspection. The Borrowers will permit a representative of the Agent (including any field examiner or auditor retained by the Agent) to inspect and make copies of the Borrowers' books and records, and to discuss their affairs, finances and accounts with their officers and accountants, at such reasonable times and places and as often as the Agent may reasonably request.

                  8.11 Certain Obligations Respecting Subsidiaries. (a) The Borrowers will, and will cause each of their Subsidiaries to, take such action from time to time as shall be necessary to ensure that the Borrowers at all times own (subject only to the Lien of the Security Instruments) all of the issued and outstanding shares of each class of stock of each of their Subsidiaries. Without limiting the generality of the foregoing, the Borrowers shall not, and shall not permit any of their Subsidiaries to, sell, transfer or otherwise dispose of any shares of stock in any Subsidiary owned by them, or permit any Subsidiary of the Borrowers to issue any shares of stock of any class whatsoever to any Person (other than to a Borrower or to another Wholly-owned Subsidiary). In the event that any such additional shares of stock shall be issued by any Subsidiary of a Borrower, such Borrower agrees forthwith to deliver to the Agent pursuant to the Security Instruments the certificates evidencing such shares of stock, accompanied by undated stock powers executed in blank and shall take such other action as the Agent shall request to perfect the security interest created therein pursuant to the Security Instruments.

         (b) Immediately following the creation of any Subsidiary of a Borrower following the Closing Date, or the acquisition of any Person by a Borrower or any Subsidiary thereof pursuant to which such Person becomes a direct or indirect Subsidiary of a Borrower, such Borrower (i) shall cause such Subsidiary to become a party to this Agreement and the other Loan Documents as a

"Borrower" and to execute and deliver such instruments and other documents, in form and substance satisfactory to the Agent, as the Agent shall reasonably require in order to effectuate such joinder, (ii) shall forthwith deliver to the Agent pursuant to the Security Instruments the certificates evidencing all of the issued and outstanding shares of stock of such Subsidiary, accompanied by undated stock powers executed in blank and take such other action as the Agent shall request to perfect the security interest created therein pursuant to the Security Instruments, and (iii) notify the Agent in writing of the creation or acquisition of such Subsidiary. The Borrowers shall, and shall cause the appropriate Subsidiaries of the Borrowers to, promptly (x) execute and deliver to the Agent such number of copies as the Agent may specify of documents creating such Liens,
(y) do all other things which may be necessary or which the Agent may reasonably request in order to confer upon and confirm to the Agent the benefits of such security, and (z) deliver such legal opinions, certificates, evidences of corporate action or other documents as the Agent may reasonably request, all in form and substance reasonably satisfactory to the Agent, relating to the satisfaction of the Borrowers' obligations under this Section.

                  8.12 Intellectual Property. The Company will promptly inform the Agent of all applications filed by the Company or any Subsidiary thereof for trademarks, patents and copyrights and of all trademarks, patents and copyrights granted on or after the date of this Agreement.

                  8.13 Further Assurances. The Borrowers will, and will cause each of their Subsidiaries to, execute and deliver to the Agent any writings and do all things necessary, effectual or reasonably requested by the Agent to carry into effect the provisions and intent of this Agreement or any other Loan
Document.

         Section 9  Negative Covenants.

         The Borrowers covenant and agree that for so long as this Agreement is in effect and until the Notes, together with all interest thereon and all other Obligations of the Borrowers to the Lenders are paid or satisfied in full, without the prior written consent of the Majority Lenders:

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

                  9.2 Consolidation, Merger or Acquisition. (a) Neither the Borrowers nor any of their Subsidiaries shall merge or consolidate with or into any other Person, or make any acquisition of the business or assets of any other Person except:
(i) any Subsidiary of a Borrower may merge into a Borrower or any Wholly-owned Subsidiary of a Borrower; (ii) Investments to the extent permitted by Section 9.8; (iii) the purchase of office supplies and other consumable assets acquired in the ordinary course of business; and (iv) Permitted Acquisitions. For purposes hereof a "Permitted Acquisition" is an acquisition which satisfies the following requirements: (A) if it involves a merger or consolidation, upon the consummation of such merger or consolidation, the surviving party shall be a Borrower or a Subsidiary of a Borrower; (B) at the time of such acquisition and after giving effect thereto no Event of Default shall have occurred and be continuing; and (C) the additional conditions set forth in Section 9.2(b) shall have been satisfied with respect to the proposed acquisition.

                  (b)  In addition to the requirements set forth in
Section 9.2(a), the following additional conditions must be satisfied with respect to each Permitted Acquisition:

                  (i) Any company, business or Person to be acquired shall be engaged primarily in the same or a related line of business to the then current business conducted by the Borrowers and shall have Adjusted EBITDA, with adjustments reasonably acceptable to the Agent for the twelve months immediately preceding the proposed acquisition dates, greater than $1.00; provided that in the case of an asset acquisition such determination of the Adjusted EBITDA in respect of such assets shall be made on a proforma basis as if such assets and related liabilities were assets and related liabilities belonging to a Person to be acquired by the Borrowers;

             (ii) The Borrowers shall have demonstrated, to the reasonable satisfaction of the Agent, that on a pro forma basis and after giving effect to the proposed acquisition, the Borrowers will be in compliance with the financial covenants set forth in Section 10 hereof.

            (iii) All necessary consents, approvals, licenses, permissions, registrations or validations of any

                           Governmental Authority or any Person required for the consummation of the proposed acquisition shall have been obtained and shall be in full force and effect;

             (iv) Prior written consent of all of the Lenders (any request for such consent to be acted upon by the Lenders within five Business Days after their receipt of such request, together with the other materials and information referenced herein)shall have been obtained with respect to: (A) any individual acquisition involving cash consideration (including assumption of any Indebtedness, or the issuance of any Seller Debt) in excess of $10,000,000 or total consideration in excess of $25,000,000, and (B) any proposed acquisition during any fiscal year of the Borrowers to the extent that the aggregate cash consideration paid by the Borrowers (including assumption of any Indebtedness, or the issuance of any Seller Debt) for acquisitions completed during such fiscal year exceeds $20,000,000 (taking into account the proposed acquisition), unless such proposed acquisition involves less than $1,000,000 in cash consideration (including assumption of any Indebtedness, or the issuance of any Seller Debt);

                  (v) Each new Subsidiary of the Borrowers formed to make such acquisition and each Person to be acquired which becomes a Subsidiary of the Borrowers shall agree to become a party to this Agreement and the other Loan Documents as a "Borrower" and shall have executed such instruments in connection therewith as the Agent and its counsel shall reasonably request; and

             (vi) The Agent and its counsel shall have received copies of the acquisition agreement and such other documents and information relating to the proposed acquisition as the Agent or its counsel may reasonably request.

                  9.3 Disposition of Assets. The Borrowers shall not convey, sell, lease, transfer or otherwise dispose of any of their property, business or assets (including, without limitation, accounts receivable and leasehold assets), whether now owned or hereafter acquired, except for (i) obsolete or worn out property disposed of in the ordinary course of business (with standard discounts); (ii) the sale of inventory in the ordinary course of business; (iii) other assets (excluding accounts receivable which may not be disposed of), provided that the aggregate fair value of all assets disposed of pursuant to this clause (iii) in any year shall not exceed five percent (5%) of the consolidated total assets of the Borrowers as of the end of any such year; (iv) the sale of the Excluded Property; and (v) the sale or other disposition of assets acquired in connection with any Permitted Acquisition, which assets are not used or useable in, or are otherwise not related to, the same or related line of business as the business conducted by the Borrowers.

                  9.4 Indebtedness. Neither the Borrowers nor any of their Subsidiaries shall create, incur, assume or suffer to exist any Indebtedness, except:

                  (a) the Obligations and any other Indebtedness of the Borrowers, or any of them, to the Lenders from time to time relating to this credit facility;

                  (b) existing Indebtedness, including Subordinated Debt, if any, listed on Schedule A hereto;

                  (c) Capital Lease Obligations in an aggregate amount not to exceed $2,000,000 at any one time outstanding;
         provided that after giving effect to the incurrence of any such Capital Lease Obligations and to the receipt and application of the proceeds thereof, no Default or Event of Default shall have occurred and be continuing;

                  (d) Subordinated Debt incurred by the Borrowers after the date hereof; provided that, giving effect to the incur rence of such Subordinated Debt and to the receipt and ap plication of the proceeds thereof, no Default shall have oc curred and be continuing;

                  (e) mortgage Indebtedness on the Excluded Property not to exceed $500,000 in principal amount at any one time outstanding in addition to the currently existing mortgage Indebtedness on such Excluded Property as described on Schedule A hereto;

                  (f) reimbursement obligations owing to the Borrowers' workers' compensation insurance carriers;

                  (g) purchase money Indebtedness for the purchase price of equipment and capital assets incurred in the ordinary course of business, provided that such Indebtedness does not exceed $500,000 in principal amount in the aggregate at any time outstanding;

                  (h) Indebtedness assumed in connection with any Permitted Acquisition to the extent the same does not exceed the limits set forth in Section 9.2(b)(iv) provided that such Indebtedness was not incurred in contemplation of such Permitted Acquisition and further provided that the aggregate amount of all such assumed Indebtedness does not exceed $10,000,000; and

                  (i) unsecured Indebtedness of the Borrowers, or any of them, issued to sellers in connection with Permitted
         Acquisitions, provided that at the time of the incurrence of such Indebtedness and giving effect thereto and to such acquisition, no Default shall have occurred and be continuing (the "Seller Debt").

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

                  9.6 Liens. (a) Neither the Borrowers nor any of their Subsidiaries shall create, incur, assume or suffer to exist any Lien on any of its properties or assets, except the following
(collectively, "Permitted Liens"):

                  (i) Liens for taxes, fees, assessments and other governmental charges not delinquent or being contested in good faith and by proper proceedings, as to which adequate reserves are maintained on the books of the Borrowers in accordance with GAAP;

                  (ii)  carriers', warehousemen's, mechanics',
         materialmen's or similar liens imposed by law incurred in the ordinary course of business in respect of obligations not overdue, or being contested in good faith and by proper proceedings and as to which adequate reserves with respect thereto are maintained on the books of the Borrowers in accordance with GAAP;

                  (iii) pledges or deposits in connection with workers' compensation, unemployment insurance and other types of social security legislation;

                  (iv) security deposits made to secure the performance of leases, licenses and statutory obligations incurred in the ordinary course of business;

                  (v) Liens in favor of the Agent for the benefit of the Lenders;

                  (vi) existing Liens, if any, listed on Schedule A hereto; provided that no such Lien is spread to cover any additional property after the date hereof, and that the principal amount of the Indebtedness secured thereby is not increased, except to the extent permitted by Section 9.4(e) hereof; and

                  (vii) Liens securing Indebtedness for the purchase price of property to the extent permitted by Section 9.4(g) and Liens securing Indebtedness assumed in connection with Permitted Acquisitions to the extent permitted in Section 9.4(h), provided that (i) each such Lien is given solely to secure the purchase price of such property or such assumed Indebtedness, as the case may be, does not extend to any other property and (ii) in the case of any such purchase money Indebtedness (x) each such Lien is given at the time of acquisition of such property, and (y) the Indebtedness secured thereby does not exceed the lesser of the cost of such property or its fair market value at the time of acquisition.

         (b) Neither the Borrowers nor any of their Subsidiaries shall enter into any contract, agreement, instrument or understanding, whether oral or written, other than this Agreement and Loan Documents, which shall restrict the ability of the Borrowers or any of their Subsidiaries to encumber any of their assets.

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

                  (b) certificates of deposit, Eurodollar time deposits, commercial paper or any other obligations of any Lender or of any other bank or trust company organized or licensed to conduct a banking business under the laws of the United
         States or any State thereof and which has (or which is a Subsidiary of a bank holding company which has) publicly traded debt securities rated A or higher by Standard &

         Poor's Ratings Services or A-2 or higher by Moody's
         Investors Service, Inc.);

                  (c) commercial paper with maturities of not more than 180 days having the highest rating then given by Moody's
         Investors Services, Inc. or Standard & Poor's Ratings
         Services;

                  (d) repurchase obligations with a term of not more than seven days for underlying securities of the types described in subparagraph (a) above entered into with any Lender or any of the banks referred to in subparagraph (b) above;

                  (e) shares in money market mutual funds substantially all the assets of which are comprised of securities and other obligations of the types described in subparagraphs
         (a) through (d) above;

                  (f) (i) depository accounts at any Lender; and (ii) depository accounts maintained at other banks;

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

                  9.10 ERISA. The Borrowers will not permit any pension plan maintained by the Borrowers or by any member of a "controlled group" (ERISA Sec.210(c) or ERISA Sec.210(d)) of which any Borrower is a member to: (a) engage in any "prohibited transaction" (ERISA Sec.2003(c)); (b) fail to report to the Agent a "reportable event" (ERISA Sec.4043) within 30 days after its occurrence or as to any reportable event as to which the 30-day notice period requirement of Section 4043(b) of Title IV of ERISA has been waived by the PBGC, within 30 days of such time as the Borrowers are requested to notify the PBGC of such reportable event; (c) incur any "accumulated funding deficiency" (ERISA
Sec.302); (d) terminate its existence at any time in a manner which could result in the imposition of a Lien on the property of the Borrowers or any Subsidiary thereof; or (e) fail to report to the Agent any "complete withdrawal" or "partial withdrawal" by the Borrowers or an affiliate from a "multiemployer plan" (ERISA Sec.Sec.4203, 4205, and 4001, respectively). The quoted terms are defined in the respective sections of ERISA cited above.

                  9.11  Fiscal Year.  The Borrowers and their
Subsidiaries shall not change their fiscal year without the prior written consent of the Agent.

         Section 10  Financial Covenants.

         The Borrowers covenant and agree that so long as this Agreement is in effect and until the Notes, together with all interest thereon and all other Obligations of the Borrowers to the Lenders are paid or satisfied in full:

                  10.1 Debt Coverage. The Borrowers will not permit the ratio of Total Funded Debt to Adjusted EBITDA to exceed 2.5 to
1.0 during any four consecutive fiscal quarters, as determined at the end of each fiscal quarter for the four quarters then ended.

                  10.2 Fixed Charges Coverage. The Borrowers will not permit the ratio of Adjusted EBITDA to Fixed Charges during any four consecutive fiscal quarters, as determined at the end of each fiscal quarter for the four quarters then ended, to be less than (i) 1.05 to 1.0 at the end of each fiscal quarter through December 31, 1997, and (ii) 1.25 to 1.0 at the end of each fiscal quarter thereafter.

                  10.3 Debt to Capital Ratio. The Borrowers will not permit the ratio of Total Funded Debt to Capitalization to exceed
0.5 to 1.0 at any fiscal quarter end.

                  10.4 Current Ratio. The Borrowers will not permit the ratio of Current Assets to Current Liabilities to be less than
1.35 to 1.0 at any fiscal quarter end.

                  10.5 Minimum Tangible Net Worth. The Borrowers shall at all times maintain consolidated Tangible Net Worth of not less than (i) $25,000,000, plus (ii) seventy-five percent (75%) of all cumulative consolidated Net Income of the Borrowers following the Closing Date, provided, that for purposes of this clause (ii) only positive consolidated Net Income shall be included and any net losses shall be disregarded, plus (iii) seventy-five percent
(75%) of the net proceeds of any public offering by any of the

Borrowers of shares of capital stock of any of the Borrowers. The level of Tangible Net Worth required under this Section 10.5 may be adjusted, for certain non-cash charges to the extent incurred in connection with Permitted Acquisitions which are identified to and approved by the Agent in writing.

                  Section 11  Events of Default.

                  11.1. Events of Default. The occurrence of any of the following events shall be an "Event of Default" hereunder:

                  (a) The Borrowers shall default (i) in the due and punctual payment of principal of any Loan; or (ii) in the payment of interest on any Loan or in the payment of any other amount due under any Loan Document and such Default shall continue for more than five (5) Banking Days after such payment was due; or

                  (b) Any representation, warranty or statement made herein or any other Loan Document, or in any certificate or statement furnished pursuant to or in connection herewith or therewith, shall prove to be incorrect, misleading or incomplete in any material respect on the date as of which made or deemed made; or

                  (c) The Borrowers shall default in the performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to Sections 8.6, 8.10, 9 and 10 hereof; or

                  (d) The Borrowers shall default in the performance or observance of any term, covenant or agreement on its part to be performed or observed pursuant to any of the provisions of this Agreement or any other Loan Document (other than those referred to in paragraphs (a) through (c) above) and such default shall continue unremedied for a period of thirty (30) days after the earlier of (i) written notice of such Default by the Agent or any Lender to any Borrower or
         (ii) the date on which any of the Borrowers knew or should have known of the occurrence of such Default; or

                  (e) Any obligation of the Borrowers or any of their Subsidiaries in respect of any Indebtedness (other than the Notes) or any Guarantee which involves an aggregate amount in excess of $500,000 shall be declared to be or shall become due and payable prior to the stated maturity thereof, or such Indebtedness or Guarantee shall not be paid as and when the same becomes due and payable, or there shall occur and be continuing any default under any instrument, agreement or evidence of indebtedness relating to any such Indebtedness the effect of which is to permit the holder or holders of such instrument, agreement or evidence of indebtedness, or a trustee, agent or other representative on behalf of such holder or holders, to cause such Indebtedness to become due prior to its stated maturity; or

                  (f) Any of the Borrowers or any of their Subsidiaries thereof shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of its creditors, (iii) commence a voluntary case under the Bankruptcy Code, (iv) file a petition seeking to take advantage of any other law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or readjustment of debts, (v) fail to controvert in a timely and appropriate manner, or acquiesce in writing to, any petition filed against it in an involuntary case under the Bankruptcy Code, or (vi) take any corporate action for the purpose of effecting any of the foregoing; or

                  (g) a proceeding or case shall be commenced, without the application or consent of any of the Borrowers or any of their Subsidiaries in any court of competent jurisdiction, seeking (i) its liquidation, reorganization, dissolution or winding-up, or the composition or readjustment of its debts,
         (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of any of the Borrowers or any of their Subsidiaries or of all or any substantial part of its assets, or (iii) similar relief in respect of any of the Borrowers or any of their Subsidiaries under any law relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts, and such proceeding or case shall continue undismissed, or an order, judgment or decree approving or ordering any of the foregoing shall be entered and continue unstayed and in effect, for a period of 60 days; or an order for relief against any of the Borrowers or any of their Subsidiaries shall be entered in an involuntary case under the Bankruptcy Code; or

                  (h) a judgment or judgments for the payment of money in excess of $500,000 (net of insurance proceeds) in the ag gregate shall be rendered against the Borrowers or any of their Subsidiaries and any such judgment or judgments shall not have been vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof; or

                  (i) The Borrowers or any member of the Controlled Group shall fail to pay when due an amount or amounts aggregating in excess of $500,000 which it is obligated to pay to the PBGC or to a Plan under Title IV of ERISA; or a notice of intent to terminate a Plan or Plans having aggregate Unfunded Liabilities in excess of $500,000 shall be filed under Title IV of ERISA by the Borrowers or any member of the Controlled Group, any plan administrator or any combination of the foregoing; or the PBGC shall institute proceedings under Title IV of ERISA to terminate or to cause a trustee to be appointed to administer any such Plan or Plans or a proceeding shall be instituted by a fiduciary of any such Plan or Plans against the Borrowers or any member of the Controlled Group to enforce Sections 515 or 4219(c)(5) of ERISA; or a condition shall exist by reason of which the PBGC would be entitled to obtain a decree adjudicating that any such Plan or Plans must be terminated; or there shall occur a complete or partial withdrawal from, or a default, within the meaning of Section 4219(c)(5) of ERISA, with respect to, one or more Multiemployer Plans which could cause the Borrowers or one or more members of the Controlled Group to incur a current payment obligation in excess of $500,000; or

                  (j) Any Security Instrument shall cease for any reason to be in full force and effect or shall cease to be effective to grant a perfected security interest in the collateral described in such Security Instrument with the priority stated to be granted thereby; or

                  (k) Either Principal shall cease, for any reason (including, without limitation, resignation, removal or death, to be an executive officer and director of the Company unless a successor reasonably acceptable to the Majority Lenders replaces such Principal within thirty days after he shall have ceased to serve, provided, however, the Event of Default described in this subparagraph (k) shall be eliminated upon receipt by the Agent of reasonable evidence that more than fifty percent (50%) of the voting stock of the Company is not owned of record or beneficially by the Principals, or any of their Affiliates.

                  11.2 Remedies Upon an Event of Default. If any Event of Default shall have occurred and be continuing and all of the Lenders consent thereto in writing, the Agent shall by notice (a) declare the Commitments terminated (whereupon the Commitments shall be terminated) and/or (b) declare the principal amount then outstanding of, and the accrued interest on, the Loans and commitment fees and all other amounts payable hereunder and under the Notes to be forthwith due and payable, whereupon such amounts shall be and become immediately due and payable, without further notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrowers; provided that in the case of the occurrence of an

Event of Default with respect to the Borrowers referred to in clauses (f) and (g) of Section 11.1, the Commitments shall be automatically terminated and the principal amount then outstanding of and the accrued interest on the Loans and commitment fees and all other amounts payable hereunder and under the Notes shall be and become automatically and immediately due and payable, without notice (including, without limitation, notice of intent to accelerate), presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrowers.

         Section 12.  The Agent.

                  12.1. Appointment, Powers and Immunities. Each Lender hereby irrevocably appoints and authorizes the Agent to act as its agent hereunder and under the other Loan Documents with such powers as are specifically delegated to the Agent by the terms hereof and thereof, together with such other powers as are reasonably incidental thereto. The Agent (which term as used in this Section 12 shall include reference to its Affiliates and its own and its Affiliates' officers, directors, employees and agents): (a) shall have no duties or responsibilities except those expressly set forth in this Agreement and the other Loan
Documents, and shall not by reason of this Agreement or any other
Loan Document be a trustee for any Lender; (b) shall not be responsible to the Lenders for any recitals, statements, representations or warranties contained in this Agreement or any other Loan Document, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement or any other Loan Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document or any other document referred to or provided for herein or therein or for any failure by the Borrowers or any other Person to perform any of its obligations hereunder or thereunder; (c) shall not be required to initiate or conduct any litigation or collection proceedings hereunder or under any other Loan Document except to the extent requested by the Majority Lenders, and (d) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other Loan Document or any other document or instrument referred to or provided for herein or therein or in connection herewith or therewith, except for its own gross negligence or willful misconduct. The Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.

                  12.2. Reliance by Agent The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent. As to any matters not expressly provided for by this Agreement or any other Loan
Document, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder and thereunder in accordance with instructions signed by the Majority Lenders (or if required by Section 13.1 hereof, by all of the Lenders), and such instructions of the Majority Lenders and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders.

                  12.3. Defaults. The Agent shall not be deemed to have knowledge of the occurrence of a Default (other than the non-payment of principal of or interest on Loans) unless the Agent has received notice from a Lender or the Borrower specifying such Default and stating that such notice is a "Notice of Default".
In the event that the Agent receives such a notice of the occurrence of a Default, the Agent shall give prompt notice thereof to the Lenders (and shall give each Lender prompt notice of each such non-payment). The Agent shall (subject to Section
12.7 hereof) take such action with respect to such Default as shall be directed by the Majority Lenders (or if required by Section 13.1 hereof, by all of the Lenders), provided that, unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interests of the Lenders.

                  12.4. Rights as a Lender. With respect to its Commitments and the Loans made by it, Fleet in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include Fleet in its individual capacity. The Agent may (without having to account therefor to any Lender) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with the Borrowers (and any of their Affiliates) as if it were not acting as the Agent, and the Agent may accept fees and other consideration from the Borrowers (in addition to the agency fees and arrangement fees heretofore agreed to between the Borrowers and the Agent) for services in connection with this Agreement or otherwise without having to account for the same to the Lenders.

                  12.5. Events. The Lenders agree to indemnify the Agent (to the extent not reimbursed under Section 13.5 hereof), but without limiting the obligations of the Borrowers under said
Section 13.5, ratably in accordance with their respective Commitments, for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement or any other Loan Document or any other documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Borrowers are obligated to pay under Section 13.5 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified and provided further that nothing in this Section 12.5 shall require any Lender to reimburse the Agent for internal overhead.

                  12.6. Non-Reliance on Agent and Other Lenders. Each Lender agrees that it has, independently and without reliance on the Agent or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrowers and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any of the other Loan
Documents. The Agent shall not be under any obligation to any Lender to ascertain or to inquire as to the performance or observance by the Borrowers of this Agreement or any of the other
Loan Documents or any other document referred to or provided for herein or therein or to inspect the properties or books of the Borrowers. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Agent hereunder or the other Loan Documents, the Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition or business of the Borrowers (or any of its Affiliates) which may come into the possession of the Agent.

                  12.7. Failure to Act. Except for action expressly required of the Agent hereunder and under the other Loan
Documents, the Agent shall in all cases be fully justified in failing or refusing to act hereunder and thereunder unless it shall receive further assurances to its satisfaction by the Lenders of their indemnification obligations under Section 12.5 hereof against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

                  12.8.  Resignation of Agent.  Subject to the
appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving notice thereof to the Lenders and the Borrowers. Upon any such resignation, the Majority Lenders shall have the right to appoint a successor Agent reasonably acceptable to the Borrowers. If no successor Agent shall have been so appointed by the Majority Lenders and shall have accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation (the "Notice Date"), then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent reasonably acceptable to the Borrowers. Any successor Agent shall be (i) a Lender or (ii) if no Lender has accepted such appointment within 30 days after the Notice Date, a bank which has an office in Boston, Massachusetts with a combined capital and surplus of at least $200,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 12 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent.

         Section 13.  General.

                  13.1. Amendments, Etc. No amendment or waiver of any provision of this Agreement, the Notes or any other Loan
Document, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Lenders and the Borrowers, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following: (i) increase any Commitment of any of the Lenders or subject the Lenders to any additional obligations; (ii) reduce the principal of, or interest on, any Loan or fees hereunder;
(iii) postpone any date fixed for any payment of principal of, or interest on, any Loan, or fee hereunder; (iv) change any provision contained in Sections 2.1, 2.2, 13.5 or this Section
13.1 hereof; (v) release any collateral under the Stock Pledge
Agreements as security for the Obligations of the Borrowers under this Agreement or any Note;(vi) modify the definition of "Majority Lenders" as set forth in Section 1.1; (vii) in those provisions where consent or approval by the Majority Lenders is required, eliminate the requirement of such consent or approval or (viii) approve any Permitted Acquisition. Notwithstanding anything in this Section 13.1 to the contrary, no amendment, waiver or consent shall be made with respect to Section 12 without the consent of the Agent.

                  13.2. Notices, Etc. Unless otherwise specified herein, all notices hereunder to any party hereto shall be in writing and shall be deemed to have been given when delivered by hand, or when sent by electronic facsimile transmission or by telex, answer back received, or on the first Banking Day after delivery to any overnight delivery service, freight pre-paid, or three days after being sent by certified or registered mail, return receipt requested, postage pre-paid, and addressed to such party at its address indicated on Schedule 2 hereto; or at any other address specified by such party in writing except that notices to the Agent pursuant to Section 4 shall not be effective until received by the Agent.

                  13.3. No Waivers; Remedies. No failure on the part of the Agent or the Lenders to exercise, and no delay in exercising, any right hereunder or under the Notes or under any other Loan
Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right hereunder, under the Notes or under any other Loan Documents preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

                  13.4. Right of Set-off. (a) Upon the occurrence and during the continuance of any Event of Default, each Lender is hereby authorized at any time and from time to time, to the full est extent permitted by law, to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of the Borrowers against any and all of the obligations of the Borrowers now or hereafter existing under this Agreement, the Notes and any other Loan Documents, irrespective of whether or not such Lender shall have made any demand hereunder and although such obligations may be contingent or unmatured.

                  (b) Each Lender agrees promptly to notify the Borrowers, the Agent and the other Lenders after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Lenders under this Section 13.4 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Lenders may have.

                  13.5. Expenses; Indemnification. (a) The Borrowers shall pay on demand (i) the reasonable fees and disbursements of counsel to the Agent in connection with the preparation of this Agreement and the preparation or review of each agreement, opinion, certificate and other document referred to in or delivered pursuant hereto; (ii) all reasonable out-of-pocket costs and expenses of the Agent in connection with the administration of this Agreement and the other Loan Documents, and any waiver or amendment of any provision hereof or thereof, including without limitation, the reasonable fees and disbursements of counsel for the Agent; and (iii) if any Default or Event of Default occurs, all reasonable costs and expenses incurred by the Agent and the Lenders, including the reasonable fees and disbursements of counsel to the Agent and the Lenders, and of any field examiners, auditors, appraisers, environmental engineers or consultants, or investment banking firms retained by the Agent and the Lenders in connection with such Event of Default or collection, bankruptcy, insolvency and other enforce ment proceedings related thereto. The Borrowers agree to pay, indemnify and hold the Agent and the Lenders harmless from, any and all recording and filing fees, and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise or other taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of or the consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Agreement or the other Loan Documents, or any documents delivered pursuant hereto or thereto (other than taxes on or measured by the net income of the Agent or any Lender).

                  (b) The Borrowers agree to indemnify the Agent and the Lenders and their respective officers and directors and hold the Agent and the Lenders and their respective officers and directors harmless from and against any and all liabilities, losses, dam ages, reasonable costs and expenses of any kind (including, without limitation, the reasonable fees and disbursements of counsel for the Agent and the Lenders in connection with any investigative, administrative or judicial proceeding initiated by a third party, whether or not the Agent or any Lenders shall be designated a party thereto) which may be incurred by the Agent or any the Lender, relating to or arising out of this Agreement or any other Loan Document, or the existence of any Hazardous
Substance on, in, or under any Borrower Group Property, or any violation of any applicable Environmental Laws for which the Borrowers or any Subsidiary thereof has any liability or which occurs upon any Borrower Group Property, or the imposition of any Lien under any Environmental Laws, provided that neither the Agent nor any Lender shall have the right to be indemnified hereunder for its own bad faith, gross negligence or willful misconduct.

                  (c) The agreements in this Section 13.5 shall survive the repayment of the Notes, and all other amounts payable under this Agreement and the other Loan Documents.

                  13.6.  Successors and Assigns.

                  (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns except that the Borrowers may not assign their rights or obligations hereunder or under the Notes without the prior written consent of all of the Lenders.

                  (b) Upon the prior written consent of the Borrowers and the Agent, which shall not be unreasonably withheld, conditioned or delayed, and subject to the provisions of
subparagraph (d) below, a Lender may assign a portion of its rights and obligations under this Agreement and the Notes to
another bank or financial institution.   Any such assignee shall
execute an instrument in writing specifying such new Lender's
Commitments (and a reduction in Commitments of the existing
Lenders as a result thereof) in such manner as the Borrowers, each of the Lenders and the Agent shall have agreed. Upon the execution of such instrument (and the satisfaction of such conditions and other terms as therein shall be specified), such additional Lender or Lenders shall be deemed a "Lender" or "Lenders" for the purposes of this Agreement and shall enjoy all rights and assume all obligations on the part of the Lenders set forth in this Agreement, and the Lenders whose Commitments are then being reduced shall be released from their Commitments to the extent of such reduction.

                  (c) Upon receipt of the prior written consent of the Borrowers and the Agent, which consent shall not be unreasonably withheld, conditioned or delayed, and subject to the provisions of subparagraph (d) below, a Lender may sell participations in all or any part of the Loans to another bank or financial institution, in which event the participant shall not have any rights under this Agreement, or in the case of a Loan, such Lender's Note (the participant's rights against such Lender in respect of such participation to be those set forth in the agreement executed by such Lender in favor of the participants relating thereto, which agreement shall not give the participant the right to consent to any modification, amendment or waiver other than those described in clauses (i), (ii), (iii) or (vi) of
Section 13.1).

                  (d) Notwithstanding anything to the contrary contained herein, each assignment and participation shall be in an amount not less than $5,000,000, and no assignment or sale of participation shall result in any Lender having a remaining
Commitment of less than $5,000,000. Each Lender assigning its rights and obligations hereunder shall pay an administrative fee of $3,500 to the Agent at the time of each assignment. Each
Lender may furnish any information concerning the Borrowers, their Subsidiaries and any other Loan Party in the possession of such Lender from time to time to assignees and participants
(including prospective assignees and participants). The Agent and the Borrowers may, for all purposes of this Agreement, treat any Lender as the holder of any Note drawn to its order (and owner of the Loans evidenced thereby) until written notice of assignment, participation or other transfer shall have been received by them from such Lender.

                  13.7. Severability. Any provision of this Agreement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating the remaining provisions hereof or affecting the validity, enforceability or legality of such provision in any other jurisdiction.

                  13.8. GOVERNING LAW. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE
COMMONWEALTH OF MASSACHUSETTS (WITHOUT REGARD TO CONFLICTS OF
LAWS RULES).

                  13.9. WAIVER OF JURY TRIAL. THE AGENT, THE LENDERS AND THE BORROWERS AGREE THAT NONE OF THEM NOR ANY ASSIGNEE OR SUCCESSOR SHALL (A) SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM OR ANY OTHER ACTION BASED UPON, OR ARISING OUT OF,
THIS AGREEMENT, ANY RELATED INSTRUMENTS, ANY COLLATERAL OR THE DEALINGS OR THE RELATIONSHIP BETWEEN OR AMONG ANY OF THEM, OR (B)
SEEK TO CONSOLIDATE ANY SUCH ACTION WITH ANY OTHER ACTION IN
WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED.  THE
PROVISIONS OF THIS PARAGRAPH HAVE BEEN FULLY DISCUSSED BY THE
AGENT, THE LENDERS AND THE BORROWERS, AND THESE PROVISIONS SHALL
BE SUBJECT TO NO EXCEPTIONS.  NONE OF THE AGENT, THE LENDERS OR
THE BORROWERS HAS AGREED WITH OR REPRESENTED TO THE OTHERS THAT
THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN
ALL INSTANCES.

                  13.10. VENUE, CONSENT TO SERVICE OF PROCESS. THE BORROWERS ACCEPT FOR THEMSELVES AND IN CONNECTION WITH THEIR PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT OF COMPETENT
JURISDICTION IN THE COMMONWEALTH OF MASSACHUSETTS IN ANY ACTION, SUIT OR PROCEEDING OF ANY KIND AGAINST THEM WHICH ARISES OUT OF
OR BY REASON OF THIS AGREEMENT, THE NOTES, ANY OTHER LOAN
DOCUMENT, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ADDITION TO ANY OTHER COURT IN WHICH SUCH ACTION, SUIT OR
PROCEEDING MAY BE BROUGHT, IRREVOCABLY AGREE TO BE BOUND BY ANY FINAL JUDGMENT RENDERED BY ANY SUCH COURT IN ANY SUCH ACTION,
SUIT OR PROCEEDING IN WHICH THEY SHALL HAVE BEEN SERVED WITH
PROCESS IN THE MANNER HEREINAFTER PROVIDED, SUBJECT TO EXERCISE
AND EXHAUSTION OF ALL RIGHTS OF APPEAL AND TO THE EXTENT THAT
THEY MAY LAWFULLY DO SO, WAIVE AND AGREE NOT TO ASSERT, BY WAY OF

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

                  13.11. Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

                  13.12. Counterparts. This Agreement may be signed in one or more counterparts each of which shall constitute an original and all of which taken together shall constitute one and the same instrument.

                  13.13. Confidentiality. The Agent and each Lender will keep confidential all Confidential Information (as defined below) and will not, without the Company's consent, disclose the same to any person other than to directors, officers, employees, agents or other representatives (including attorneys, accountants and financial advisers) of the Agent and each Lender or prospective Lender who provides to the Borrowers a confidentiality provision similar to that set forth in this
Section 13.13 or any of their respective Affiliates and other than to any governmental agency or authority in accordance with applicable laws, rules or regulations. As used herein, the term "Confidential Information" shall mean only information prepared by a Borrower and furnished to the Lenders or obtained by the Lenders hereunder and which is identified as such (provided that the Borrowers' proformas, projections and business plans shall be deemed "Confidential Information" although not specifically identified as such) and which (i) is not ascertainable or obtained from public or published information or (ii) is not known or does not become known to the public (other than through a breach by the Agent or the Lenders of this Section).

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

                                       THE VINCAM GROUP, INC.


                                    By:/s/ STEPHEN L. WAECHTER
                                       ------------------------
                                       Stephen L. Waechter
                                       Chief Financial Officer

COMMONWEALTH OF MASSACHUSETTS

COUNTY OF SUFFOLK

         This 24 day of April, 1997, personally came before me Stephen L. Waechter who, being by me duly sworn, says that he is the Chief Financial Officer of THE VINCAM GROUP, INC., and that the said writing was signed and sealed by him, in behalf of said company, by its authority duly given. And the said Chief Financial Officer acknowledged the said writing to be the act and deed of said corporation.

                                       /s/ NICOLE MARIE BELYTSCHKO
                                       ----------------------------
                                       Notary Public

My Commission Expires:

February 14, 2003
------------------------
[NOTARIAL SEAL]

                                       VINCAM HUMAN RESOURCES, INC.
                                       VINCAM HUMAN RESOURCES, INC. I
                                       VINCAM HUMAN RESOURCES, INC. II
                                       VINCAM HUMAN RESOURCES, INC. III
                                       VINCAM HUMAN RESOURCES, INC. IV
                                       VINCAM HUMAN RESOURCES, INC. V
                                       VINCAM HUMAN RESOURCES, INC. VI
                                       VINCAM HUMAN RESOURCES, INC. XII
                                       VINCAM HUMAN RESOURCES OF
                                        MICHIGAN, INC.
                                       VINCAM OCCUPATIONAL HEALTH
                                        SYSTEMS, INC.
                                       PERSONNEL RESOURCES, INC.
                                       VINCAM INSURANCE SERVICES, INC.
                                       VINCAM PRACTICE MANAGEMENT, INC.
                                       AMERICAN PEDIATRIC SYSTEMS, INC.
                                       PSYCH/CARE, INC.
                                       VINCAM/STAFF ADMINISTRATORS, INC.
                                       VINCAM/STAFF ADMINISTRATORS OF
                                        WESTERN COLORADO, INC.
                                       STAFF ADMINISTRATORS OF CO, INC.
                                       STAFF ADMINISTRATORS OF CALIFORNIA,
                                        INC.


                                    By:/s/ STEPHEN L. WAECHTER
                                       ------------------------
                                       Stephen L. Waechter
                                       Chief Financial Officer


COMMONWEALTH OF MASSACHUSETTS

COUNTY OF SUFFOLK

         This 24 day of April, 1997, personally came before me Stephen L. Waechter who, being by me duly sworn, says that he is the Chief Financial Officer of each of VINCAM HUMAN RESOURCES, INC., VINCAM HUMAN RESOURCES, INC. I, VINCAM HUMAN RESOURCES, INC. II, VINCAM HUMAN RESOURCES, INC. III, VINCAM HUMAN RESOURCES, INC. IV, VINCAM HUMAN RESOURCES, INC. V, VINCAM HUMAN RESOURCES, INC. VI, VINCAM HUMAN RESOURCES, INC. XII, VINCAM HUMAN RESOURCES OF MICHIGAN, INC., VINCAM OCCUPATIONAL HEALTH SYSTEMS, INC., PERSONNEL RESOURCES, INC., VINCAM INSURANCE SERVICES, INC., VINCAM PRACTICE MANAGEMENT, INC., AMERICAN PEDIATRIC SYSTEMS, INC., PSYCH/CARE, INC., VINCAM/STAFF ADMINISTRATORS, INC., VINCAM/STAFF ADMINISTRATORS OF WESTERN COLORADO, INC., STAFF ADMINISTRATORS OF CO, INC., STAFF ADMINISTRATORS OF CALIFORNIA, INC., and that the said writing was signed and sealed by him, in behalf of said companies, by their authority duly given. And the said Chief Financial Officer acknowledged the said writing to be the act and deed of each of the said corporations.

                                       /s/ NICOLE MARIE BELYTSCHKO
                                       ----------------------------
                                       Notary Public

My Commission Expires:

February 14, 2003
----------------------
[NOTARIAL SEAL]

                                       FLEET NATIONAL BANK, Individually
                                        and as Agent


                                    By:/s/ GINGER C. STOLZENTHALER
                                       ----------------------------
                                       Ginger C. Stolzenthaler
                                       Vice President


COMMONWEALTH OF MASSACHUSETTS

COUNTY OF SUFFOLK

         This 24 day of April, 1997, personally came before me Ginger C. Stolzenthaler who, being by me duly sworn, says that she is the Vice President of Fleet National Bank, and that the said writing was signed and sealed by her, in behalf of said bank, by its authority duly given. And the said Vice President acknowledged the said writing to be the act and deed of said bank.

                                       /s/ NICOLE MARIE BELYTSCHKO
                                       ----------------------------
                                       Notary Public

My Commission Expires:

February 14, 2003
---------------------
[NOTARIAL SEAL]

                                       NATIONSBANK, N.A. (SOUTH)



                                    By:/s/ ALEX J. ABREU
                                       --------------------------
                                       Alex J. Abreu
                                       Senior Vice President

COMMONWEALTH OF MASSACHUSETTS

COUNTY OF SUFFOLK

         This 24 day of April, 1997, personally came before me Alex J. Abreu who, being by me duly sworn, says that he is the Senior Vice President of NationsBank, N.A. (South), and that the said writing was signed and sealed by him, in behalf of said bank, by its authority duly given. And the said Senior Vice President acknowledged the said writing to be the act and deed of said bank.

                                       /s/ NICOLE MARIE BELYTSCHKO
                                       ----------------------------
                                       Notary Public

My Commission Expires:

February 14, 2003
----------------------
[NOTARIAL SEAL]

                                       SUNTRUST BANK, MIAMI, N.A.


                                    By:/s/ JANET P. SAMMONS
                                       -----------------------
                                       Name: Jamet P. Sammons
                                       Title Vice President


State of Geargia
County of Fulton  SS.


         This 23 day of April, 1997, personally came before me Janet P. Sammons who, being by me duly sworn, says that he/she is the Vice President of SunTrust Bank, Miami, N.A., and that the said writing was signed and sealed by him/her, in behalf of said bank, by its authority duly given. And the said
Janet P. Sammons acknowledged the said writing to be the act and deed of said bank.

                                       /s/ Illegible
                                       ----------------
                                       Notary Public

My Commission Expires:

Notary Public, Cayton County, Georgia
My Commission Expires November 1, 1998
--------------------------------------
[NOTARIAL SEAL]

                                                                   Schedule 1



                                                  Applicable Margin
Total Debt/
Adjusted                            Prime Rate         Eurodollar    Commitment
EBITDA Ratio                          Loans              Loans          Fee

less than 2.5:
1.0 and greater
than or equal to
2.0:1.0                                  .25%            1.75%         0.35%

less than 2.0:
1.0 and greater
than or equal to
1.5:1.0                                     0            1.50%         0.30%

less than 1.5:
1.0 and greater
than or equal to
1.0:1.0                                     0            1.25%         0.25%

less than 1.0:1.0                           0            1.00%         0.20%

                                                                    Schedule 2


                                                           Commitments


Lender                                                     Commitment
Fleet National Bank                                        $20,000,000
75 State Street
Boston, MA 02109-1810
NationsBank, N.A. (South)                                  $15,000,000
100 Southeast Second Street
15th Floor
Miami, FL 33131
SunTrust Bank, Miami, N.A.                                 $15,000,000
777 Brickell Avenue
Miami, FL 33131

                                                                     Exhibit A

                                  FORM OF NOTE

$_____________                                                   April __, 1997

         For value received, the undersigned corporations (each such corporation is hereafter referred to individually as a "Borrower" and collectively as the "Borrowers"), jointly and severally promise to pay to ____________ (the "Lender") at the office of Fleet National Bank, as Agent, located at 75 State Street,
Boston, Massachusetts 02109-1810, or to its order, the lesser of ___________ ($_________) or the outstanding principal amount of the Loans (as defined in the Credit Agreement referred to below) advanced by the Lender to the Borrowers pursuant to the Credit Agreement, on the Revolver Maturity Date (as defined in the Credit Agreement), provided that if no Default shall have occurred and be continuing and all of the conditions set forth in
Section 6 of the Credit Agreement shall have been satisfied on and as of the Revolver Maturity Date, then the unpaid balance hereof shall be payable in installments and at the times provided in the Credit Agreement with the entire unpaid balance hereof being due and payable in full on May 1, 2002, together with interest on the principal amount hereof from time to time outstanding at the rates provided in the Credit Agreement.

         This promissory note evidences borrowings of Revolving Credit Loans under, is subject to the terms and conditions of and has been issued by the Borrowers pursuant to that certain Credit Agreement of even date herewith by and among the Borrowers and certain financial institutions named therein, including the Lender (as the same may be further amended, modified or supplemented from time to time, the "Credit Agreement"), and is subject to optional and mandatory prepayment as provided therein, and is entitled to the benefits thereof and of the other Loan Documents referred to therein. This Note is secured by the Security Instruments referenced in the Credit Agreement.

         All capitalized terms used in this Note and not otherwise defined herein shall have the same meanings herein as in the Credit Agreement.

         Upon the occurrence and during the continuance of any Event of Default, the principal amount then outstanding of and the accrued interest on the advances under this Note and all other amounts payable under this Note shall become immediately due and payable, in the manner and with the effect provided in the Credit Agreement.

         The Lender shall keep a record of the amount, the Type and the date of the making of each Loan pursuant to the Credit Agreement and each payment of principal with respect thereto by maintaining a computerized or other record of such information, which computerized or other record, and the printouts thereof, shall constitute prima facie evidence of the accuracy of the information so maintained.

         The undersigned jointly and severally agree to pay all reasonable costs and expenses of the Lender (including, without limitation, the reasonable fees and expenses of attorneys) in connection with the enforcement of this Note and the other Loan Documents and the preservation of its rights hereunder and thereunder.

         No delay or omission on the part of the Lender in exercising any right hereunder shall operate as a waiver of such right or of any other right of the Lender, nor shall any delay, omission or waiver on any one occasion be deemed a bar to or waiver of the same or any other right on any future occasion. Each Borrower and every endorser or guarantor of this Note regardless of the time, order or place of signing waives presentment, demand, protest and notices of every kind and assents to any one or more extensions or postponements of the time of payment or any other indulgences, to any substitutions, exchanges or releases of collateral for this Note, and to the additions or releases of any other parties or persons primarily or secondarily liable.

         EACH BORROWER HEREBY EXPRESSLY WAIVES ANY RIGHT IT MAY NOW OR HEREAFTER HAVE TO A JURY TRIAL IN ANY SUIT, ACTION OR
PROCEEDING  WHICH ARISES OUT OF OR BY REASON OF THIS NOTE, ANY
LOAN DOCUMENT (AS DEFINED IN THE CREDIT AGREEMENT), OR THE
TRANSACTIONS CONTEMPLATED HEREBY.

         BY ITS EXECUTION AND DELIVERY OF THIS NOTE, EACH BORROWER ACCEPTS FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE COMMONWEALTH OF MASSACHUSETTS IN ANY ACTION, SUIT OR PROCEEDING
OF ANY KIND AGAINST IT WHICH ARISES OUT OF OR BY REASON OF THIS NOTE, ANY LOAN DOCUMENT (AS DEFINED IN THE CREDIT AGREEMENT), OR THE TRANSACTIONS CONTEMPLATED HEREBY, IN ADDITION TO ANY OTHER COURT IN WHICH SUCH ACTION, SUIT OR PROCEEDING MAY BE BROUGHT, IRREVOCABLY AGREES TO BE BOUND BY ANY FINAL JUDGMENT RENDERED BY ANY SUCH COURT IN ANY SUCH ACTION, SUIT OR PROCEEDING IN WHICH IT SHALL HAVE BEEN SERVED WITH PROCESS IN THE MANNER HEREINAFTER PROVIDED, SUBJECT TO EXERCISE AND EXHAUSTION OF ALL RIGHTS OF APPEAL AND TO THE EXTENT THAT IT MAY LAWFULLY DO SO, WAIVES AND AGREES NOT TO ASSERT, BY WAY OF MOTION, AS A DEFENSE OR
OTHERWISE, IN SUCH ACTION, SUIT OR PROCEEDING ANY CLAIMS THAT IT IS NOT PERSONALLY SUBJECT TO THE JURISDICTION OF SUCH COURT, THAT ITS PROPERTY IS EXEMPT OR IMMUNE FROM ATTACHMENT OR EXECUTION, THAT THE ACTION, SUIT OR PROCEEDING IS BROUGHT IN AN INCONVENIENT FORUM OR THAT THE VENUE THEREOF IS IMPROPER, AND AGREES THAT PROCESS MAY BE SERVED UPON IT IN ANY SUCH ACTION, SUIT OR PROCEEDING IN THE MANNER PROVIDED BY CHAPTER 223A OF THE GENERAL

LAWS OF MASSACHUSETTS, RULE 4 OF THE MASSACHUSETTS RULES OF CIVIL
PROCEDURE OR RULE 4 OF THE FEDERAL RULES OF CIVIL PROCEDURE.

         ALL RIGHTS AND OBLIGATIONS HEREUNDER SHALL BE GOVERNED BY THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS (WITHOUT REGARD TO
CONFLICTS OF LAWS RULES) AND THIS NOTE SHALL BE DEEMED TO BE
UNDER SEAL.

                                          THE VINCAM GROUP, INC.


                                       By:________________________________
                                          Name:
                                          Title:


                                          VINCAM HUMAN RESOURCES, INC.
                                          VINCAM HUMAN RESOURCES, INC. I
                                          VINCAM HUMAN RESOURCES, INC. II
                                          VINCAM HUMAN RESOURCES, INC. III
                                          VINCAM HUMAN RESOURCES, INC. IV
                                          VINCAM HUMAN RESOURCES, INC. V
                                          VINCAM HUMAN RESOURCES, INC. VI
                                          VINCAM HUMAN RESOURCES, INC. XII
                                          VINCAM HUMAN RESOURCES OF
                                           MICHIGAN, INC.
                                          VINCAM OCCUPATIONAL HEALTH
                                           SYSTEMS, INC.
                                          PERSONNEL RESOURCES, INC.
                                          VINCAM INSURANCE SERVICES, INC.
                                          VINCAM PRACTICE MANAGEMENT, INC.
                                          AMERICAN PEDIATRIC SYSTEMS, INC.
                                          PSYCH/CARE, INC.
                                          VINCAM/STAFF ADMINISTRATORS, INC.
                                          VINCAM/STAFF ADMINISTRATORS OF
                                           WESTERN COLORADO, INC.
                                          STAFF ADMINISTRATORS OF CO, INC.
                                          STAFF ADMINISTRATORS OF CALIFORNIA,
                                           INC.


                                       By:___________________________
                                          Name:
                                          Title:


F:\AYU\FLEET\NOTE.:4/4/97

                                                                     Exhibit B


                             STOCK PLEDGE AGREEMENT


         STOCK PLEDGE AGREEMENT dated as of April __, 1997, between _____________, a ___________ corporation (the "Company") and FLEET NATIONAL BANK, a national banking association with its head office at Fleet Center, 75 State Street, Boston, Massachusetts 02109-1810, as agent (in such capacity, the "Agent") for the Lenders under (and as defined in) the Credit Agreement referred to and defined below.

                              W I T N E S S E T H :

         WHEREAS, the Company has entered into that certain Credit Agreement, dated the date hereof, among the Company, each of the subsidiaries of the Company party thereto (together with the Company, the "Borrowers"), the Agent and the Lenders (as the same may be amended, modified, supplemented, extended or restated from time to time, the "Credit Agreement"), pursuant to and subject to the terms and conditions of which the Lenders have agreed to make advances to the Borrowers and/or issue letters of credit for the account of the Borrowers;

         WHEREAS, the Company is the legal and beneficial owner of the shares of Pledged Stock (as hereinafter defined) issued by the Issuers (as hereinafter defined); and

         WHEREAS, it is a condition precedent to the obligations of the Lenders to make advances to the Borrowers and to issue letters of credit for the account of the Borrowers under the Credit Agreement that, among other things, the Company shall have granted to the Agent a continuing security interest in and to the Collateral (as hereafter defined) to secure its obligations under the Credit Agreement, including, without limitation, its obligations under the Notes (as defined by reference below);

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

                  1. Definitions. Terms defined in the Credit Agreement and not otherwise defined herein have, as used herein, the respective meanings provided for therein. The following additional terms, as used herein, have the following respective meanings:

                  "Collateral" means the Pledged Stock and all Proceeds.

                  "Issuers" means each of the Subsidiaries of the Company listed on Schedule I hereto and each other Subsidiary of any Borrower formed or acquired subsequent to the date hereof.

                  "Pledge Agreement" means this Stock Pledge Agreement, as amended, supplemented or otherwise modified from time to time.

                  "Pledged Stock" means the shares of capital stock of the Issuers listed on Schedule I hereto and all other shares of capital stock of any other Issuer pledged to the Agent subsequent to the date hereof, together with all stock certificates, options or rights of any nature whatsoever which may be issued or granted by the Issuers in respect of the Pledged Stock while this Pledge Agreement is in effect.

                  "Proceeds" means all "proceeds" as such term is defined in Section 9-306 of the UCC and, in any event, shall include, without limitation, all dividends or other income from the Pledged Stock, collections thereon or distributions with respect thereto.

                  "Secured Obligations" means all obligations of the Borrowers to the Agent and the Lenders, whether such obligations are now existing or hereafter incurred or created, joint or several, direct or indirect, absolute or contingent, due or to become due, matured or unmatured, liquidated or unliquidated, arising by contract, operation of law or otherwise, in respect of (a) all Obligations (as defined in the Credit Agreement), (b) all principal of and interest (including, without limitation, any interest which accrues after the commencement of any case, proceeding or other action relating to the bankruptcy, insolvency or reorganization of any Borrower) on any advance to the Borrowers under, or the Notes issued by the Borrowers pursuant to, the Credit Agreement; (c) all other amounts (including, without limitation, any fees or expenses) payable by Borrowers under the Loan Documents; (d) all amounts payable to the Agent in connection with the issuance of any letter of credit by the Agent for the account of any Borrower or any drawing thereunder, including, without limitation, any reimbursement obligation and letter of credit fees payable under any letter of credit application or reimbursement agreement executed by any Borrower in connection with any such letter of credit;
         (e) all other amounts payable by the Company hereunder; and
         (f) any renewals, refinancings or extensions of any of the foregoing.

                  "UCC" means the Uniform Commercial Code as in effect on the date hereof in The Commonwealth of Massachusetts.

                  2. Pledge; Grant of Security Interest. The Company hereby delivers to the Agent all the Pledged Stock listed on
Schedule I, and hereby agrees to deliver all other shares of Pledged Stock which the Company or any other Borrower acquires subsequent to the date hereof, and hereby grants to the Agent a first security interest in the Collateral, as collateral security for the prompt and complete payment and performance when due
(whether at the stated maturity, by acceleration or otherwise) of the Secured Obligations.

                  3. Stock Powers. Concurrently with the delivery to the Agent of each certificate representing one or more shares of the Pledged Stock, the Company shall deliver an undated stock power covering such certificate, duly executed in blank with, if the Agent so requests, signature guaranteed.

                  4. Representations and Warranties. The Company represents and warrants that:

                  (a) the shares of Pledged Stock constitute all the issued and outstanding shares of all classes of the capital stock of each of the Issuers;

                  (b) all the shares of the Pledged Stock have been duly and validly issued and are fully paid and nonassessable;

                  (c) the Company is the record and beneficial owner of, and has good and marketable title to, the Pledged Stock, free of any and all Liens or options in favor of, or claims of, any other Person, except the Lien created by this Pledge
         Agreement; and

                  (d) upon delivery to the Agent of the stock certificates evidencing the Pledged Stock, the Lien granted pursuant to this Pledge Agreement will constitute a valid, perfected first priority Lien on the Collateral, enforceable as such against all creditors of the Company and any Persons purporting to purchase any Collateral from the Company.

                  5. Covenants. The Company covenants and agrees with the Agent that, from and after the date of this Pledge Agreement until the Secured Obligations are paid in full and the Commitment is terminated:

                  (a) If any Borrower shall, as a result of its ownership of the Pledged Stock, become entitled to receive or shall receive any stock certificate (including, without limitation, any certificate representing a stock dividend or a distribu tion in connection with any reclassification, increase or reduction of capital or any certificate issued in connection with any reorganization), option or rights, whether in addi tion to, in substitution of, as a conversion of, or in exchange for any shares of the Pledged Stock, or otherwise in respect thereof, such Borrower shall accept the same as the Agent's agent, hold the same in trust for the Agent and deliver the same forthwith to the Agent in the exact form received, duly indorsed by such Borrower to the Agent, if required, together with an undated stock power covering such certificate duly executed in blank and with, if the Agent so requests, signature guaranteed, to be held by the Agent hereunder as additional collateral security for the Secured Obligations. Any sums paid upon or in respect of the Pledged
         Stock upon the liquidation or dissolution of any Issuer shall be paid over to the Agent to be held by it hereunder as ad ditional collateral security for the Secured Obligations, and in case any distribution of capital shall be made on or in respect of the Pledged Stock or any property shall be distributed upon or with respect to the Pledged Stock pursuant to the recapitalization or reclassification of the capital of any Issuer or pursuant to the reorganization thereof, the property so distributed shall be delivered to the Agent to be held by it, subject to the terms hereof, as additional collateral security for the Secured Obligations. If any sums of money or property so paid or distributed in respect of the Pledged Stock shall be received by the Company, the Company shall, until such money or property is paid or delivered to the Agent, hold such money or property in trust for the Agent, segregated from other funds of the Company, as additional collateral security for the Secured Obligations.

                  (b) Without the prior written consent of the Agent, the Company will not (i) vote to enable, or take any other action to permit, any Issuer to issue any stock or other equity securities of any nature or to issue any other securities convertible into or granting the right to purchase or exchange for any stock or other equity securities of such Issuer, or
         (ii) sell, assign, transfer, exchange or otherwise dispose of, or grant any option with respect to, the Collateral, or
         (iii) create, incur or permit to exist any Lien or option in favor of, or any claim of any Person with respect to, any of the Collateral, or any interest therein, except for the Lien provided for by this Pledge Agreement. The Company will defend the right, title and interest of the Agent in and to the Collateral against the claims and demands of all Persons whomsoever.

                  (c) At any time and from time to time, upon the written request of the Agent, and at the sole expense of the Company, the Company will promptly and duly execute and deliver such further instruments and documents and take such further ac tions as the Agent may reasonably request for the purposes of obtaining or preserving the full benefits of this Pledge
         Agreement and of the rights and powers herein granted. If any amount payable under or in connection with any of the Collateral shall be or become evidenced by any promissory note, other instrument or chattel paper, such note, instrument or chattel paper shall be immediately delivered to the Agent, duly endorsed in a manner satisfactory to the Agent, to be held as Collateral pursuant to this Pledge Agreement.

                  (d) The Company agrees to pay, and to save the Agent and the Lenders harmless from, any and all liabilities with respect to, or resulting from any delay in paying, any and all stamp, excise, sales or other taxes (other than taxes on or measured by the net income of the Agent ) which may be payable or determined to be payable with respect to any of the Col lateral or in connection with any of the transactions contemplated by this Pledge Agreement.

                  6. Record Ownership of Pledged Stock. If an Event of Default shall have occurred and be continuing, the Agent shall have the right to cause any or all of the Pledged Stock to be transferred of record into the name of the Agent or its nominee, by written notice to the Company, subject to obtaining any required
Governmental Approvals. The Company will promptly give to the Agent copies of any notices or other communications received by it with respect to Pledged Stock registered in the name of the Company and the Agent will promptly give to the Company copies of any notices and communications received by the Agent with respect to Pledged Stock registered in the name of the Agent or its nominee.

                  7. Right to Receive Distributions on Collateral. The Agent shall have the right to receive and, during the continuance of any Event of Default, to retain as Collateral hereunder all dividends, interest and other payments and distributions made upon or with respect to the Collateral and the Company shall take all such action as the Agent may deem necessary or appropriate to give effect to such right. All such dividends, interest and other payments and distributions which are received by the Company shall be received in trust for the benefit of the Agent and, if the Agent so directs during the continuance of an Event of Default, shall be segregated from other funds of the Company and shall, forthwith upon demand by the Agent during the continuance of an Event of Default, be paid over to the Agent as Collateral in the same form as received (with any necessary endorsement).

                  8. Right to Vote Pledged Stock. Unless an Event of Default shall have occurred and be continuing, the Company shall have the right, from time to time, to vote and to give consents, ratifications and waivers with respect to the Pledged Stock, and the Agent shall, upon receiving a written request from the Company accompanied by a certificate signed by its principal financial officer stating that no Event of Default has occurred and is continuing, deliver to the Company, or as specified in such request, such proxies, powers of attorney, consents, ratifications and waivers in respect of any of the Pledged Stock which is registered in the name of the Agent or its nominee as shall be specified in such request and be in the form and substance satisfactory to the Agent.

                  If an Event of Default shall have occurred and be continuing, the Agent shall have the right (to the extent permitted by law), upon written notice to the Company, to vote and to give consents, ratifications and waivers, and take any other action with respect to any or all of the Pledged Stock with the same force and effect as if the Agent were the absolute and sole owner thereof, and the Company shall take all such action as may be necessary or appropriate to give effect to such right.

                  9. Remedies. If an Event of Default shall occur and be continuing, the Agent may exercise, in addition to all other rights and remedies granted in this Pledge Agreement and in any other instrument or agreement securing, evidencing or relating to the

Secured Obligations, all rights and remedies of a secured party under the UCC. Without limiting the generality of the foregoing, the Agent, without demand of performance or other demand, presentment, protest, advertisement or notice of any kind (except any notice required by law referred to below) to or upon the Company, any Issuer or any other Person (all and each of which demands, defenses, advertisements and notices are hereby waived), may in such circumstances forthwith collect, receive, appropriate and realize upon the Collateral, or any part thereof, and/or may forthwith sell, assign, give option or options to purchase or otherwise dispose of and deliver the Collateral or any part thereof (or contract to do any of the foregoing), in one or more parcels at public or private sale or sales, in the over-the-counter market, at any exchange, broker's board or office of the Agent or elsewhere upon such terms and conditions as it may deem advisable and at such prices as it may deem best, for cash or on credit or for future delivery without assumption of any credit risk. The Agent shall have the right upon any such public sale or sales, and to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in the Company, which right or equity is hereby waived or released. The Agent shall apply any Proceeds from time to time held by it and the net proceeds of any such collection, recovery, receipt, appropriation, realization or sale, after deducting all reasonable costs and expenses of every kind incurred therein or incidental to the care or safekeeping of any of the Collateral or in any way relating to the Collateral or the rights of the Agent hereunder, including, without limitation, reasonable attorneys' fees and disbursements, to the payment in whole or in part of the Secured Obligations, in such order as the Agent may elect, and only after such application and after the payment by the Agent of any other amount required by any provision of law, including, without limitation, Section 9-504(1)(c) of the UCC, need the Agent account for the surplus, if any, to the Company. To the extent permitted by applicable law, the Company waives all claims, damages and demands it may acquire against the Agent arising out of the exercise by the Agent of any of its rights hereunder. If any notice of a proposed sale or other disposition of Collateral shall be required by law, such notice shall be deemed reasonable and proper if given at least 10 days before such sale or other disposition. The Company shall remain liable for any deficiency if the proceeds of any sale or other disposition of Collateral are insufficient to pay the Secured Obligations and the fees and disbursements of any attorneys employed by the Agent to collect such deficiency. The Company further waives and agrees not to assert any rights or privileges which it may acquire under
Section 9-112 of the UCC. The rights of the Agent under this paragraph 9 are subject, in each case, to compliance with applicable laws.

                  10. Private Sales. (a) The Company recognizes that the Agent may be unable to effect a public sale of any or all of the Pledged Stock, by reason of certain prohibitions contained in the Securities Act of 1933, as amended, and applicable state securities laws or otherwise, and may be compelled to resort to one or more private sales thereof to a restricted group of purchasers which will be obliged to agree, among other things, to acquire such securities for their own account for investment and not with a view to the distribution or resale thereof. The Company acknowledges and agrees that any such private sale may result in prices and other terms less favorable to the Agent than if such sale were a public sale and, notwithstanding such circumstances, agrees that any such private sale shall be deemed to have been made in a commercially reasonable manner. The Agent shall be under no obligation to delay a sale of any of the Pledged Stock for the period of time necessary to permit the Issuers to register such securities for public sale under the Securities Act, or under applicable state securities laws, even if the Issuers would agree to do so.

                  (b) The Company further agrees to use its best efforts to do or cause to be done all such other acts as may be necessary to make any sale or sales of all or any portion of the Pledged
Stock pursuant to this paragraph 10 valid and binding and in compliance with any and all other applicable requirements of law.
The Company further agrees that a breach of any of the covenants contained in this paragraph 10 will cause irreparable injury to the Agent, that the Agent has no adequate remedy at law in respect of such breach and, as a consequence, that each and every covenant contained in this paragraph 10 shall be specifically enforceable against the Company, and the Company hereby waives and agrees not to assert any defenses against an action for specific performance of such covenants except for a defense that no Event of Default has occurred under the Credit Agreement.

                  11. No Subrogation. Notwithstanding any payment or payments made by the Company hereunder, or any setoff or applica tion of funds of the Company by the Agent, or the receipt of any amounts by the Agent with respect to any of the Collateral, the Company shall not be entitled to be subrogated to any of the rights of the Agent against the Issuers or against any other collateral security held by the Agent for the payment of the Secured Obligations, nor shall the Company seek any reimbursement from the Issuers in respect of payments made by the Company in connection with the Collateral, or amounts realized by the Agent in connection with the Collateral, until all amounts owing to the Agent by the Borrowers on account of the Secured Obligations are paid in full and the Commitment is terminated. If any amount shall be paid to the Company on account of such subrogation rights at any time when all of the Secured Obligations shall not have been paid in full, such amount shall be held by the Company in trust for the Agent, segregated from other funds of the Company, and shall, forthwith upon receipt by the Company, be turned over to the Agent in the exact form received by the Company (duly indorsed by the Company to the Agent, if required), to be applied against the Secured Obligations, whether matured or unmatured, in such order as the Agent may determine.

                  12. Amendments, etc. with respect to the Secured Obligations. The Company shall remain obligated hereunder, and the Collateral shall remain subject to the Lien granted hereby, notwithstanding that, without any reservation of rights against the Company, and without notice to or further assent by the Company, any demand for payment of any of the Secured Obligations made by the Agent may be rescinded by the Agent, and any of the Secured Obligations continued, and the Secured Obligations, or the liability of the Issuers or any other Person upon or for any part thereof, or any collateral security or guarantee therefor or right of offset with respect thereto, may, from time to time, in whole or in part, be renewed, extended, amended, modified, accelerated, compromised, waived, surrendered or released by the Agent, and the Credit Agreement, the Notes and any other Loan Document may be amended, modified, supplemented or terminated, in whole or in part, as the Agent may deem advisable from time to time, and any guarantee, right of offset or other collateral at any time held by the Agent for the payment of the Secured Obligations may be sold, exchanged, waived, surrendered or released. The Agent shall have no obligation to protect, secure, perfect or insure any other Lien at any time held by it as security for the Secured Obligations or any property subject thereto. The Company waives any and all notice of the creation, renewal, extension or accrual of any of the Secured Obligations and notice of or proof of reliance by the Agent upon this Pledge Agreement; the Secured Obligations, and any of them, shall conclusively be deemed to have been created, contracted or incurred in reliance upon this Pledge Agreement; and all dealings between the Issuers, the Company and the Agent shall likewise be conclusively presumed to have been had or consummated in reliance upon this Pledge Agreement. The Company waives diligence, presentment, protest, demand for payment and notice of default or nonpayment to or upon the Issuers or the Company with respect to the Secured Obligations.

                  13. Limitation on Duties Regarding Collateral. The Agent's sole duty with respect to the custody, safekeeping and physical preservation of the Collateral in its possession, under
Section 9-207 of the UCC or otherwise, shall be to deal with it in the same manner as the Agent deals with similar securities and property for its own account. Neither the Agent nor any of its directors, officers, employees or agents shall be liable for failure to demand, collect or realize upon any of the Collateral or for any delay in doing so or shall be under any obligation to sell or otherwise dispose of any Collateral upon the request of the Company or otherwise.

                  14. Powers Coupled with an Interest. All authorizations and agencies herein contained with respect to the Collateral are irrevocable and powers coupled with an interest.

                  15. Severability. Any provision of this Pledge Agree ment which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

                  16. Paragraph Headings. The paragraph headings used in this Pledge Agreement are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

                  17. No Waiver; Cumulative Remedies. The Agent shall not by any act (except by a written instrument pursuant to paragraph 18 hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or to have acquiesced in any Default or in any breach of any of the terms and conditions hereof.
No failure to exercise, nor any delay in exercising, on the part of the Agent, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by the Agent of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which the Agent would otherwise have on any future occasion.
The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any rights or remedies provided by law.

                  18. Waivers and Amendments; Successors and Assigns; Governing Law. None of the terms or provisions of this Pledge
Agreement may be waived, amended, supplemented or otherwise modified except by a written instrument executed by the Company and the Agent, provided that any provision of this Pledge Agreement may be waived by the Agent in a letter or agreement executed by the Agent or by facsimile transmission from the Agent. This Pledge
Agreement shall be binding upon the successors and assigns of the Company and shall inure to the benefit of the Agent and its successors and assigns. This Pledge Agreement shall be governed by, and construed and interpreted in accordance with, the laws of The Commonwealth of Massachusetts.

                  19. Notices. All notices, approvals, requests, demands, and other communications hereunder shall be given in accordance with the Credit Agreement.

                  20. Irrevocable Authorization and Instruction to Issuer. The Company hereby authorizes and instructs each Issuer to comply with any instruction received by it from the Agent in writing that
(a) states that an Event of Default has occurred and (b) is otherwise in accordance with the terms of this Pledge Agreement, without any other or further instructions from the Company, and the Company agrees that each Issuer shall be fully protected in so complying.

                  21. MASSACHUSETTS LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE COMMONWEALTH OF

MASSACHUSETTS (WITHOUT REGARD TO CONFLICTS OF LAWS RULES), EXCEPT AS OTHERWISE REQUIRED BY MANDATORY PROVISIONS OF LAW AND EXCEPT TO THE EXTENT THAT REMEDIES PROVIDED BY THE LAWS OF ANY JURISDICTION OTHER THAN THE COMMONWEALTH OF MASSACHUSETTS ARE GOVERNED BY THE LAWS OF SUCH JURISDICTION.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.


                                  _____________________________


                               By:__________________________
                                  Name:
                                  Title:



                                  FLEET NATIONAL BANK, as Agent



                               By:__________________________
                                  Ginger C. Stolzenthaler
                                  Vice President

                           ACKNOWLEDGMENT AND CONSENT


                  Each Issuer referred to in the foregoing Pledge Agreement hereby acknowledges receipt of a copy thereof and agrees to be bound thereby and to comply with the terms thereof insofar as such terms are applicable to it. Each Issuer agrees to notify the Agent promptly in writing of the occurrence of any of the events described in paragraph 5(a) of the Pledge Agreement.


                                _____________________________



                             By:__________________________
                                Name:
                                Title:

                                                                    SCHEDULE I

                                 To Stock Pledge
                                   Agreement


                          DESCRIPTION OF PLEDGED STOCK

                Class of Stock*/
Issuer           No. of Shares                    Stock Certificate No.







*/  Common unless otherwise indicated


F:\DJW\FBMA14\PLEGEXHI.BIT:3/28/97

                                                                     Exhibit C


                             COMPLIANCE CERTIFICATE



TO:  Fleet National Bank, as Agent
     75 State Street
     Boston, Massachusetts 02109


         The undersigned Responsible Officer of The Vincam Group, Inc., a Florida corporation (the "Company"), and each of the subsidiaries of the Company (together with the Company, the "Borrowers"), hereby certifies, with respect to the Credit Agreement dated as of April __, 1997, among Fleet National Bank (the "Agent"), certain financial institutions named therein and the Borrowers, as amended through the date hereof (the "Credit Agreement"), that (a) the Borrower has been in complete compliance for the period from __/__/____ to __/__/____ (the "Applicable Financial Statements Date") with the covenants of the Borrowers contained therein, as demonstrated below, and (b) no Default has occurred and is continuing as of the date hereof, except, in either case, as noted below. All capitalized terms used herein and not otherwise defined shall have the meanings prescribed therefor in the Credit Agreement.



  COVENANT                                REQUIRED                ACTUAL AS OF
                                                               ________ __, ___
Financial Statements                    Quarterly w/in 45
                                        days; and annually
                                        w/in 120 days
All documents filed                     Within 10 days after
with SEC                                filing
Maximum Ratio of                        2.5:1 at the end of    __.__:1
Total Funded Debt to                    any fiscal quarter    ($__________ to
Adjusted EBITDA                         for the prior four     $__________)
                                        consecutive fiscal
                                        quarters

Minimum Ratio of                        1.05:1 at the end of   __.__:1
Adjusted EBITDA to                      each fiscal quarter   ($__________ to
Fixed Charges                           through 12/31/97 and   $__________)
                                        then 1.25:1, at the
                                        end of each fiscal
                                        quarter thereafter,
                                        in each case, for
                                        the prior four
                                        consecutive fiscal
                                        quarters
Maximum Ratio of                        0.5:1 at the end of    __.__:1
Total Funded Debt to                    any fiscal quarter     ($__________ to
Capitalization                                                  $__________)
Minimum Ratio of                        1.35:1 at the end of   __.__:1
Current Assets to                       any fiscal quarter     ($__________ to
Current Liabilities                                             $__________)
Minimum Tangible Net                    Required pursuant to    $____________
Worth                                   Section 10.5 of the
                                        Credit Agreement:
                                        $__________1

Comments Regarding Exceptions:

         Attached hereto are financial statements as of and for the fiscal [quarter] [year] ended on the Applicable Financial
Statements Date, which have been certified by the [undersigned]
[and Accountants] as required by Section [6.1(g)] [8.5] of the Credit Agreement.

Submitted by:
_________________________

Name:____________________

Title:___________________

Date:____________________


--------
1 Insert amount equal to sum of (i) $25,000,000, plus (ii) seventy-five percent (75%) of all cumulative consolidated Net Income of the Borrowers following the Closing Date, provided, that for purposes of this clause (ii), only positive consolidated Net Income shall be included and any net losses shall be disregarded, plus (iii) seventy-five percent (75%) of the net proceeds of any public offering by any of the Borrowers of shares of capital stock of any of the Borrowers. Such amount may be adjusted pursuant to terms of the Credit Agreement with the written approval of the Agent.

                                       -2-
F:\AYU\FLEET\CREDIT9.AGM:12/13/95

                                                                   EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                           THE VINCAM GROUP, INC.
                    CALCULATION OF NET INCOME PER COMMON
                        AND COMMON EQUIVALENT SHARE


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------

Net income                                      $ 1,317,059  $    339,689
                                                ============  ============
Weighted average number of common shares
  outstanding during the period                   8,525,776     6,458,089

Assumed exercise of stock options, net of
  treasury shares acquired                          528,048       462,208

Issuance of mandatorily redeemable preferred
  stock deemed a common stock equivalent              --        1,043,933
                                                ------------  ------------
Weighted average number of shares used in
  earnings per share calculation                  9,053,823     6,982,207
                                                ============  ============
Net income per common and common
  equivalent share                              $      0.15   $      0.05
                                                ============  ============
Fully diluted net income per common
  and common equivalent share *                 $      0.15   $      0.05
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