Form 10-Q
period 1997-06-30
VINCAM GROUP INC
filed 1997-08-14
CIK 1008896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
              X  Quarterly Report Pursuant to Section 13 or 15 (d)
             ---     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997

                 Transition Report Pursuant to Section 13 or 15 (d)
             ---     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____

                         Commission File Number 0-28148


                             THE VINCAM GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2452823
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2850 Douglas Road Coral Gables, Florida                                   33134
----------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)

                                 (305) 460-2350
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
(Former  name,  former  address,  and former  fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of August 13, 1997, The Vincam Group, Inc. had 9,002,936 shares of common stock, $.001 par value, outstanding.

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                        Page

Part I            Financial Information

Item 1.           Financial Statements.......... ............             3
Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................            16

Part II           Other Information

Item 1.           Legal Proceedings..........................            28
Item 2.           Changes in Securities......................            28
Item 4.           Submission of Matters to a Vote of
                    Securities Holders.......................            28
Item 5.           Other Information..........................            28
Item 6.           Exhibits and Reports on Form 8-K...........            29

Signatures        ...........................................            30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
The Vincam Group, Inc.

  Unaudited Consolidated Balance Sheets as of June 30, 1997 and
    December 31, 1996.................................................    4

  Unaudited Consolidated Statements of Operations for the Three
    and the Six Months Ended June 30, 1997 and 1996...................    5

  Unaudited Consolidated Statement of Changes in Stockholders'
    Equity for the Six Months Ended June 30, 1997.....................    6

  Unaudited Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1997 and 1996...........................    7

  Notes to Consolidated Financial Statements (Unaudited)..............    9

                             THE VINCAM GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,    December 31,
                                                        1997          1996
                                                    ------------  ------------
                                Assets
Current assets:
    Cash and cash equivalents ....................  $13,282,136   $17,522,030
    Investments ..................................      731,218       149,626
    Restricted cash ..............................    2,331,917     2,331,917
    Accounts receivable ..........................   31,515,367    24,391,893
    Due from affiliates ..........................      286,845       292,957
    Deferred taxes ...............................    1,625,246     1,457,280
    Reinsurance recoverable ......................    1,695,169     1,728,000
    Prepaid workers' compensation insurance
     premium......................................    3,270,943     5,483,972
    Prepaid expenses and other current assets ....    2,022,796     1,170,282
                                                    ------------  ------------
           Total current assets ..................   56,761,637    54,527,957

    Property and equipment, net ..................    6,295,661     4,601,868
    Deferred taxes ...............................      606,404       628,626
    Reinsurance recoverable ......................    2,332,200     1,472,000
    Client contracts and other assets ............    1,667,153     1,430,951
    Goodwill .....................................    5,249,503     4,791,836
    Other assets .................................      186,839       255,225
                                                    ------------  ------------
                                                    $73,099,397   $67,708,463
                                                    ============  ============
                 Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses ........  $ 7,149,167   $ 6,311,503
    Accrued salaries, wages and payroll taxes ....   23,126,662    17,926,012
    Amounts due under acquisition agreement ......    2,210,937     2,623,437
    Reserve for claims ...........................    4,089,411     5,541,766
    Income taxes payable .........................    1,765,266     1,326,700
    Current portion of long term borrowings ......      121,638       136,053
    Deferred compensation ........................        6,617       242,013
    Deferred gain ................................      277,862       323,157
                                                    ------------  ------------
           Total current liabilities .............   38,747,560    34,430,641

Long term borrowings, less current portion .......      808,977       883,689
Reserve for claims ...............................    2,603,166     3,064,438
Income taxes payable .............................         --         672,818
Deferred compensation ............................         --          41,200
Deferred gain ....................................      528,744       275,275
Other liabilities ................................      434,009       365,954
                                                    ------------  ------------
           Total liabilities .....................   43,122,456    39,734,015
                                                    ------------  ------------
Commitments and contingencies (Note 6) ...........         --            --
                                                    ------------  ------------
Stockholders' equity:
    Common stock, $.001 par value, 60,000,000
       shares authorized, 8,956,271 shares
       issued and outstanding ....................        8,956         8,013
    Additional paid in capital ...................   34,147,536    33,241,867
    Accumulated deficit ..........................   (4,179,551)   (5,275,432)
                                                    ------------  ------------
           Total stockholders' equity ............   29,976,941    27,974,448
                                                    ------------  ------------
                                                    $73,099,397   $67,708,463
                                                    ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME




                                                       Three Months Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                       1997          1996          1997          1996
                                                   ------------- ------------- ------------- -------------

Revenues ......................................... $206,117,844  $124,524,173  $397,090,254  $236,454,486
                                                   ------------- ------------- ------------- -------------
Direct costs:
    Salaries, wages and employment
      taxes of worksite employees ................  183,907,859   110,293,861   353,445,530   209,642,983
    Health care and workers' compensation ........    7,496,050     5,934,150    15,346,930    11,123,737
    State unemployment taxes and other ...........    2,137,847     1,088,082     4,040,504     2,323,433
                                                   ------------- ------------- ------------- -------------
          Total direct costs .....................  193,541,756   117,316,093   372,832,964   223,090,153
                                                   ------------- ------------- ------------- -------------
Gross profit .....................................   12,576,088     7,208,080    24,257,290    13,364,333
                                                   ------------- ------------- ------------- -------------
Operating expenses:
    Administrative personnel .....................    5,372,402     3,287,995    10,494,619     6,319,490
    Other general and administrative .............    4,479,396     1,901,597     7,084,355     3,508,886
    Sales and marketing ..........................    1,875,790     1,147,796     3,409,270     2,008,464
    Provision for doubtful accounts ..............      185,916       108,889       426,416       252,889
    Depreciation and amortization ................      591,878       181,241       990,482       335,016
                                                   ------------- ------------- ------------- -------------
          Total operating expenses ...............   12,505,382     6,627,518    22,405,142    12,424,745
                                                   ------------- ------------- ------------- -------------
Operating income .................................       70,706       580,562     1,852,148       939,588
Interest (expense) income, net ...................       96,027       175,108       285,922       179,206
                                                   ------------- ------------- ------------- -------------
Income before taxes ..............................      166,733       755,670     2,138,070     1,118,794
Provision for income taxes .......................     (249,091)     (137,251)   (1,041,624)     (344,315)
                                                   ------------- ------------- ------------- -------------
Net (loss) income ................................ $    (82,358) $    618,419  $  1,096,446  $    774,479
                                                   ============= ============= ============= =============
Net (loss) income per common and common
    equivalent share ............................. $      (0.01) $       0.07  $       0.12  $       0.10
                                                   ============= ============= ============= =============
Weighted average number of shares
    outstanding used in earnings per
    share calculation ............................    9,428,223     8,566,126     9,424,281     7,959,962
                                                   ============= ============= ============= =============

The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                                               Retained
                                                          Common Stock          Additional    Earnings
                                                     -------------------------    Paid in    (Accumulated
                                                       Shares      Par Value      Capital       Deficit)       Total
                                                     -----------  ------------  ------------  ------------  ------------
Balance at December 31, 1996 .....................    8,013,332   $     8,013   $33,241,867   $(5,275,432)  $27,974,448

Issuance of common stock under
 acquisition agreements ..........................      885,162           885       868,169          (565)
                                                                                                                868,489

Issuance of common stock to
 employees under stock option plans ..............       57,777            58       173,273          --         173,331

Initial public offering costs charged to paid
  in capital .....................................         --            --        (135,773)         --        (135,773)

Net income .......................................         --            --            --       1,096,446     1,096,446
                                                     -----------  ------------  ------------  ------------  ------------
Balance at June 30, 1997 .........................    8,956,271   $     8,956   $34,147,536   $(4,179,551)  $29,976,941
                                                     ===========  ============  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Six Months Ended June 30,
                                                                     1997           1996
                                                                 ------------   ------------

Cash flows from operating activities:
   Net income .................................................  $ 1,096,446    $   774,479
   Adjustments to reconcile net income to net cash
     (used in)  provided by operating activities:
     Depreciation and amortization ............................      631,878        335,016
     Provision for doubtful accounts ..........................      185,916        252,889
     Deferred gain ............................................      208,174           --
     Deferred income tax benefit ..............................     (145,744)      (610,410)
     Changes in assets and liabilities:
       Increase in restricted cash ............................         --         (136,324)
       Increase in accounts receivable ........................   (7,309,390)    (4,073,595)
       Decrease (increase) in due from affiliates .............        6,112       (408,178)
       Increase in reinsurance recoverable ....................     (827,369)          --
       Decrease in prepaid workers' compensation
         insurance premium ....................................    2,213,029           --
       Increase in prepaid expenses and  other current assets .     (852,514)      (465,311)
       Decrease in other assets ...............................       68,386         18,646
       Increase in accounts payable and accrued expenses ......      837,664      1,010,414
       Increase in accrued salaries, wages and payroll taxes ..    5,200,650      2,178,777
       (Decrease) increase in reserve for claims ..............   (1,913,627)     1,752,788
       (Decrease) increase in income taxes payable ............     (234,252)       816,319
       Decrease in deferred compensation ......................     (276,596)      (274,087)
       Increase in other liabilities ..........................       68,055          9,000
                                                                 ------------   ------------
Net cash (used in) provided by operating activities ...........   (1,043,182)     1,180,423
                                                                 ------------   ------------
Cash flows from investing activities:
   Purchases of property and equipment ........................   (2,151,051)      (908,003)
   Purchases (redemption) of short term investments ...........     (581,592)       244,039
   Collection of notes receivable from stockholders ...........         --          123,078
   Payment of amounts due under acquisition agreement .........     (412,500)          --
                                                                 ------------   ------------
Net cash used in investing activities .........................   (3,145,143)      (540,886)
                                                                 ------------   ------------
Cash flows from financing activities:
   Principal payments on borrowings ...........................      (89,127)    (1,277,771)
   Payment of distribution payable to shareholders ............         --         (935,358)
   Initial public offering costs charged to paid in capital ...     (135,773)          --
   Issuance of common stock ...................................         --       27,041,315
   Issuance of common stock to employees under stock plans ....      173,331           --
                                                                 ------------   ------------
Net cash provided by (used in) financing activities ...........      (51,569)    24,828,186
                                                                 ------------   ------------
Net decrease in cash and cash equivalents .....................   (4,239,894)    25,467,723
Cash and cash equivalents, beginning of period ................   17,522,030      1,964,581
                                                                 ------------   ------------
Cash and cash equivalents, end of period ......................  $13,282,136    $27,432,304
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

                             THE VINCAM GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

ACQUISITION OF MINORITY  INTEREST OF STAFF  ADMINISTRATORS  OF WESTERN COLORADO,
INC.

     On January 7, 1997, the Company acquired the 49% minority interest in Staff Administrators of Western Colorado, Inc., a subsidiary of Staff Administrators, Inc. ("SAI"), in a transaction accounted for as a purchase. The fair value of the interest acquired and the consideration paid were as follows:

Fair value of net assets acquired:
Client contracts....................................    $  301,848
Accounts receivable.................................       220,643
Property and equipment..............................        36,807
                                                        -----------
Fair value of non-cash assets acquired..............       559,298
                                                        -----------
Accounts payable and accrued expenses...............         8,938
Accrued salaries, wages and payroll taxes...........       240,630
Other liabilities...................................       140,624
                                                        -----------
Fair value of liabilities assumed...................       390,192
                                                        -----------
Fair value of net assets acquired, excluding cash...       169,106
Cash acquired.......................................       124,253
                                                        -----------
Fair value of net assets acquired...................    $  293,359
                                                        ===========
Purchase price (20,000 shares x $43.00).............    $  860,000
                                                        ===========

     The following is a reconciliation of the purchase price to the excess of costs associated with the acquisition over the estimated fair value of net assets acquired allocated to goodwill:

Purchase price......................................    $  860,000
Net assets acquired.................................      (293,359)
                                                        -----------
Amount allocated to goodwill........................    $  566,641
                                                        ===========

     In May 1996, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock was converted into 1,043,933 shares of the Company's common stock.


The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1997 and December 31, 1996


Note 1 - Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K and the pooled consolidated financial statements for the year ended December 31, 1996, included in the Company's Current Report on Form 8-K, dated May 8, 1997. The unaudited financial information herein presented as of December 31, 1996, has been derived from the audited pooled consolidated financial statements included in the Company's Current Report on Form 8-K, dated May 8, 1997 and the audited financial statements of Amstaff, Inc. to be included in the Company's Amendment No. 2 to Current Report on Form 8-K, dated June 30, 1997. The unaudited financial information herein presented for the three and six month periods ended June 30, 1996, has been derived from the Company's unaudited quarterly financial information included in the Company's Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 1996, and the unaudited quarterly financial information of Staff Administrators, Inc. and Amstaff, Inc. for the three and six months ended June 30, 1996. The unaudited financial information herein presented for the three and six month periods ended June 30, 1997, includes the assets and liabilities and results of operations of the Company and Amstaff, Inc. for such periods. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

     The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries ("Vincam" or the "Company"). All material intercompany balances and transactions have been eliminated.

Note 2 - Acquisitions

     On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG"), a professional employer organization ("PEO") in Snellville, Georgia for $4,980,751 in cash and notes (the "SMG Acquisition"). Of the $4,980,751 purchase price, $2,357,314 was paid at closing, $412,500 was paid in January 1997, $960,937 is payable in August 1997, and $1,250,000 was placed in escrow for potential purchase price adjustments in the event that, among other things, client retention fails to meet certain targets. The SMG Acquisition was accounted for using the purchase method of accounting. Excess of costs over the estimated fair value of net assets acquired associated with the SMG Acquisition was allocated to goodwill and is being amortized over a period of 25 years.

     On January 7, 1997, the Company acquired Staff Administrators, Inc. ("SAI"), a privately held PEO headquartered in Denver, Colorado (the "SAI Acquisition"). The Company issued 500,000 shares of its common stock in exchange for all of the outstanding shares of common stock of SAI. The transaction has been accounted for in accordance with the pooling of interests accounting treatment; accordingly, all prior period financial statements presented herein include the assets and liabilities and results of operations of SAI. In connection with the acquisition of SAI, the Company also acquired, in a transaction accounted for as a purchase, a 49% minority interest in Staff Administrators of Western Colorado, Inc. ("SAWCI"), a 51% subsidiary of SAI (the "SAWCI Acquisition"). The Company issued 20,000 shares of its common stock for the 49% interest in SAWCI. The most significant adjustments to the balance sheet resulting from the SAWCI Acquisition are disclosed in the supplemental disclosure of non-cash investing and financing activities in the accompanying consolidated statements of cash flows.

     On June 30, 1997, the Company acquired Amstaff, Inc. ("AMI"), a privately held PEO headquartered in Novi, Michigan (the "AMI Acquisition"). The Company issued 365,162 shares of its common stock in exchange for all of the outstanding shares of common stock of AMI and its subsidiaries. The transaction has been accounted for in accordance with the pooling of interests accounting treatment; accordingly, all prior period financial statements presented herein include the assets and liabilities and results of operations of AMI.

     The following combines unaudited selected historical financial information of AMI and Vincam for the periods presented reflecting the most significant adjustments resulting from the AMI Acquisition.

                                      Six Months Ended June 30, 1997
                           -----------------------------------------------------
                                                                      Pooled
                              Vincam          AMI      Adjustments    Results
                           ------------- ------------- ----------- -------------
Revenues.................  $350,505,151  $ 46,585,103  $    --     $397,090,254
                           ============= ============= =========== =============
Net income...............  $  1,835,948  $   (739,502) $    --     $  1,096,446
                           ============= ============= =========== =============
Net income per common and
  common equivalent share  $       0.20  $       --    $    --     $       0.12
                           ============= ============= =========== =============


                                       Six Months Ended June 30, 1996
                           -----------------------------------------------------
                                                                      Pooled
                              Vincam          AMI      Adjustments    Results
                           ------------- ------------- ----------- -------------
Revenues.................  $205,543,298  $ 30,911,188  $    --     $236,454,486
                           ============= ============= =========== =============
Net income...............  $  1,036,766  $   (262,287) $    --     $    774,479
                           ============= ============= =========== =============
Net income per common and
  common equivalent share  $       0.14  $       --    $    --     $       0.10
                           ============= ============= =========== =============

     These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company that would have been achieved had the AMI Acquisition actually occurred at the beginning of the periods presented.

     Prior June 30, 1997, Amstaff, Inc. was taxed under the

Note 3 - Accounts Receivable

     At June 30, 1997 and December 31, 1996, accounts receivable consisted of the following:

                                             1997          1996
                                        -------------  -------------

Billed to clients...................... $  9,883,691   $  8,187,375
Unbilled revenues......................   22,288,121     16,781,168
                                        -------------  -------------
                                          32,171,812     24,968,543
Less: allowance for doubtful accounts..     (656,445)      (576,650)
                                        -------------  -------------
                                        $ 31,515,367   $ 24,391,893
                                        =============  =============
Note 4 - Reserve for Claims

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

     In addition, in December 1996 and March 1997, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996 (including the remaining claims acquired upon the acquisition of SAI under SAI's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996), for an aggregate premium of $5,070,000. Since reserves for claims for these years had been previously provided, the Company has recorded the premium as a reinsurance recoverable and a deferred gain in the amount of $1,149,451, of which $342,845 has been recognized as a reduction of workers' compensation expense based on the proportion of cumulative claims paid through June 30, 1997, to the total estimated liability for claims.

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

     At June 30, 1997 and December 31, 1996, the Company's reserves for claims costs are as follows:

                                                      1997          1996
                                                  ------------  ------------

Accrued workers' compensation claims............. $ 4,608,677   $ 6,961,630
Accrued health care claims.......................     998,117     1,119,109
Reserve for behavioral health care claims........   1,085,783       525,465
                                                  ------------  ------------
                                                    6,692,577     8,606,204
Less: workers' compensation claims expected
to be settled in more than one year..............  (2,603,166)   (3,064,438)
                                                  ------------  ------------
Reserve for claims--current                       $ 4,089,411   $ 5,541,766
                                                  ============  ============

Note 5 - Borrowings

     Borrowings at June 30, 1997 and December 31, 1996, are as follows:

                                                            1997         1996
                                                         ----------   ----------
Note payable to bank, original amount of $1 million,
repayable in monthly instalments of $4,167, plus
interest at 8.5% per annum, through November 1998
when a balloon payment of $750,000 is due, secured
by land and building.....................................  816,559      841,561

Notes payable to bank, bearing interest at rates
ranging from 7.49% to 10.75%, payable in monthly
instalments ranging from $926 to $246, secured by
underlying equipment.....................................   78,149      122,692

Note payable for state unemployment taxes, maturing
in 1998 with monthly payments of $3,264..................   35,907       55,489
                                                         ----------   ----------
                                                           930,615    1,019,742

Less: current portion                                     (121,638)    (136,053)
                                                         ----------   ----------
                                                         $ 808,977    $ 883,689
                                                         ==========   ==========

     In April 1997, the Company entered into a revolving line of credit agreement for an aggregate amount of $50,000,000 with a group of banks (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility with a sublimit of $15,000,000 to fund working capital advances and standby letters of credit. The Credit Agreement also provides for advances to finance acquisitions. Amounts outstanding under the revolving credit facility mature on April 24, 2000. If, on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facility, depending upon certain financial covenants.

     The Credit Agreement is secured by a pledge of shares of all of the Company's subsidiaries. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement.

     Interest under the Credit Agreement accrues at rates based, at the Company's option, on the Bank's Prime Rate plus a margin of as much as .25%, or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants.

     Under the revolving credit facility, the Company had outstanding $6,250,000 in standby letters of credit at June 30, 1997, which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date there were no other amounts outstanding under the revolving line of credit.

     The Company also has $1,275,000 in standby letters of credit with another bank as of June 30, 1997, which guarantee the payment of workers' compensation claims acquired upon the SAI Acquisition to SAI's former workers' compensation insurance carrier.

     As of June 30, 1997, the scheduled annual maturities of the Company's long term debt are summarized as follows:

        1997..............    $   121,638
        1998..............        769,339
        1999..............         22,411
        2000..............         15,285
        2001..............          1,942
                              ------------
                              $   930,615
                              ============

Note 6 - Commitments and Contingencies

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

     The Company is a defendant in a lawsuit brought in Dade County Circuit Court in November 1995 by an individual who alleges that he was injured by a worksite employee of a client of the Company, which owns and operates a hotel and was a co-defendant in the litigation. The plaintiff recently settled with the Company's client worksite employee who had been a co-defendant in the lawsuit. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. The plaintiff alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. A jury trial is currently scheduled for March 1998. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

     In October 1996, the Company received a notice of assessment in the discounted amount of approximately $53,500 from The Treasurer of the State of Florida Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers' compensation insurance fund which was declared insolvent (the "Fund"). The Company paid the discounted assessment in January 1997. The Company had certain worksite employees covered by the Fund during the fiscal years ended December 31, 1992, 1993 and 1994. The court order authorizing the assessment provides that the Company, by paying the discounted assessment, is deemed to have paid its assessment in full and is not subject to any further assessment for policyholder loss claims. The Company may be subject to additional liability for the assessments of other Fund members. The Company believes that there are approximately 700 members of the Fund which have been assessed $37,000,000 in the aggregate. Although the amount of the potential exposure, if any, for such additional liability is not yet determinable, management believes that the Company would have meritorious defenses to such additional liability and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There cannot, however, be any assurance that any such liability will not have such material adverse effect.

     On June 30, 1997, the Company entered into an agreement with a health insurance company to purchase a managed care provider network and to terminate the strategic alliance with such health insurance company under which the Company provided its workers' compensation managed care services. In connection with the agreement, the Company made a payment of $1,000,000 and accounted for such cost as a termination fee. The balance due under the agreement of approximately $1,400,000 will be payable in the fourth quarter of 1997 upon delivery of the managed care provider network, and will be capitalized. The payment of $1,000,000 was recorded as other general and administrative expense in the accompanying statements of income.

     In June 1995, the National Labor Relations Board (the "Board") filed a complaint charging Amstaff, Inc., with a refusal to bargain with respect to a collective bargaining agreement, under which a now former client's employees were employed, in violation of the National Labor Relations Act. Vincam acquired Amstaff, Inc. in June 1997. The charge was initially dismissed by a Detroit office of the Board, but has since been reinstated following a union appeal to the general counsel for the Board. If the Board rules against the Company, the Company could be held liable for lost wages and benefits of such employees for a period of almost four years. Any award would be reduced by any earnings of such employees which received or reasonably could have received from other employment during the relevant time period. The Company cannot currently estimate its potential liability if the Board were to rule against it. The Company intends to vigorously defend this case, but there can be no assurance that the Company will prevail in the proceedings or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial position or results of operations.

Note 7 - Income Taxes

     Prior to June 30, 1997, an entity (the "subsidiary") acquired by the Company was taxed under the Sub Chapter S provisions of the Internal Revenue Code ("IRC") whereby its profits and losses flowed directly to its former shareholders for U.S. federal income tax purposes. Upon the merger of the subsidiary with the Company on June 30, 1997, the subsidiary no longer qualify under the Sub Chapter S provisions of the IRC and became a taxable entity. In connection with the subsidiary change in tax status, the Company recorded approximately $1,100,000 in deferred tax assets primarily related to certain accrued expenses not currently deductible. The Company has recorded a valuation allowance in connection with such deferred tax assets due to the uncertainty of its realization.






                               * * * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
(i) the Consolidated  Financial  Statements and Notes thereto  contained herein,
(ii) the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1996 Annual Report on Form 10-K,and the Current Report on Form 8-K dated May 8, 1997, each as filed by The Vincam Group, Inc. ("Vincam" or the "Company") with the Securities and Exchange Commissions, and
(iii) the Amendment No. 2 to Current Report on Form 8-K, dated June 30, 1997 to be filed by the Company.

     The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to further expand the range of specialized managed care services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations, and to achieve synergies and other cost savings in the operation of acquired companies; and (x) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Prior to 1997, the Company was insured under a large deductible insurance plan. Under this plan, the Company was obligated to reimburse its insurance carrier for a portion of the insurance risk related to workers' compensation claims up to a predetermined deductible per occurrence of $500,000 (or $1,000,000 in the case of SAI). Workers' compensation costs for 1994, 1995 and 1996 also include reserves for claims which have been incurred but not reported and for anticipated loss development. The Company has recently entered into an arrangement with an insurance company under which substantially all of the cost of the Company's workers' compensation coverage for the years 1997 to 1999 is fixed. Additionally, the Company entered into agreements whereby the Company reinsured substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996, other than claims of AMI.

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

     The Company's financial condition and results of operations are subject to several contingencies including the resolutions of certain pending legal proceedings. For more information regarding such contingencies see Note 6 of Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements of this Form 10-Q.

Recent Developments

     On June 30, 1997, the Company acquired Amstaff, Inc. ("AMI"), a privately held PEO headquartered in Novi, Michigan (the "AMI Acquisition"). The Company issued 365,162 shares of its common stock in exchange for all of the outstanding shares of common stock of AMI and its subsidiaries. The transaction has been accounted for in accordance with the pooling of interests accounting treatment; accordingly, all prior period financial statements presented herein include the assets and liabilities and results of operations of AMI. In connection with this transaction, the Company has recognized transaction expenses of approximately $1.1 million.

     The following combines unaudited selected historical financial information of AMI and Vincam for the periods presented reflecting the most significant adjustments resulting from the AMI Acquisition.

                                      Six Months Ended June 30, 1997
                           -----------------------------------------------------
                                                                      Pooled
                              Vincam          AMI      Adjustments    Results
                           ------------- ------------- ----------- -------------
Revenues.................  $350,505,151  $ 46,585,103  $    --     $397,090,254
                           ============= ============= =========== =============
Net income...............  $  1,835,948  $   (739,502) $    --     $  1,096,446
                           ============= ============= =========== =============
Net income per common and
  common equivalent share  $       0.20  $       --    $    --     $      0.12
                           ============= ============= =========== =============


                                       Six Months Ended June 30, 1996
                           -----------------------------------------------------
                                                                      Pooled
                              Vincam          AMI      Adjustments    Results
                           ------------- ------------- ----------- -------------
Revenues.................  $205,543,298  $ 30,911,188  $    --     $236,454,486
                           ============= ============= =========== =============
Net income...............  $  1,036,766  $   (262,287) $    --     $    774,479
                           ============= ============= =========== =============
Net income per common and
  common equivalent share  $       0.14  $       --    $    --     $       0.10
                           ============= ============= =========== =============

     These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company that would have been achieved had the AMI Acquisition actually occurred at the beginning of the periods presented.

     On June 30, 1997, the Company entered into an agreement with a health insurance company to purchase a managed care provider network and to terminate the strategic alliance with such health insurance company under which the Company provided its workers' compensation managed care services. In connection with the purchase of the provider network and the related termination of the strategic alliance, the Company made a payment of $1,000,000. The balance of the purchase price of approximately $1,400,000 will be payable in the fourth quarter of 1997 and will be capitalized. The payment of $1,000,000 was recorded as other general and administrative expense in the accompanying statements of income.

     The Company's results of operations for the periods presented excluding AMI's operations, the transaction charges incurred in connection with the AMI Acquisition and the charges related to the termination of the strategic alliance under which the Company operated its workers' compensation managed care services, for the periods presented would have been as follows:

                         Three Months   Six Months   Three Months   Six Months
                             Ended        Ended          Ended        Ended
                                June 30, 1997               June 30, 1996
                         --------------------------- ---------------------------
                             Vincam        Vincam        Vincam        Vincam
                         ------------- ------------- ------------- -------------
Revenues................ $180,429,648  $350,505,151  $108,573,700  $205,543,298
                         ============= ============= ============= =============
Net income.............. $  1,597,368  $  2,912,607  $    666,379  $  1,036,766
                         ============= ============= ============= =============
Net income per common
  and common equivalent
  share................. $       0.18  $       0.32  $        0.8  $       0.14
                         ============= ============= ============= =============

     These results are presented for informational purposes only and are not indicative of the future results of operations or financial position of the Company.

Results of Operations

     The following table sets forth, for June 30, 1997 and 1996, certain selected income statement data expressed as a percentage of revenues:

                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                        -------------------  -------------------
                                             1997     1996      1997     1996
                                        --------- ---------  --------- ---------
Revenues ...............................  100.0%    100.0%     100.0%    100.0%
                                        --------- ---------  --------- ---------
Direct cost:
   Salaries, wages and employment
     taxes of worksite employees .......   89.2%     88.6%      89.0%     88.7%
   Health care and workers' compensation    3.6%      4.8%       3.9%      4.7%
   State unemployment taxes and other ..    1.0%      0.9%       1.0%      1.0%
                                        --------- ---------  --------- ---------
     Total direct costs ................   93.8%     94.3%      93.9%     94.4%
                                        --------- ---------  --------- ---------
Gross profit ...........................    6.2%      5.7%       6.1%      5.6%
                                        --------- ---------  --------- ---------
Operating expenses:
   Administrative personnel ............    2.6%      2.6%       2.6%      2.7%
   Other general and administrative,
     including provision for doubtful
     accounts ..........................    2.3%      1.6%       1.9%      1.6%
   Sales and marketing .................    0.9%      0.9%       0.9%      0.9%
   Depreciation and amortization .......    0.3%      0.1%       0.2%      0.1%
                                        --------- ---------  --------- ---------
     Total operating expenses ..........    6.1%      5.2%       5.6%      5.3%
                                        --------- ---------  --------- ---------
Operating income .......................    0.1%      0.5%       0.5%      0.3%
Interest income (expense), net .........    0.0%      0.1%       0.1%      0.2%
                                        --------- ---------  --------- ---------
Income before taxes ....................    0.1%      0.6%       0.6%      0.5%
Provision for income taxes .............    0.1%      0.1%       0.3%      0.2%
                                        --------- ---------  --------- ---------
Net income .............................    0.0%      0.5%       0.3%      0.3%
                                        ========= =========  ========= =========

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     The Company's revenues for the six months ended June 30, 1997 were $397.1 million compared to $236.5 million for the six months ended June 30, 1996, representing an increase of $160.6 million, or 67.9%. This increase was due primarily to an increased number of PEO clients and worksite employees. In addition, $24.6 million of the increase is attributable to the operations of SMG which were acquired by the Company in August 1996. Between June 30, 1996 and June 30, 1997, the number of PEO clients increased by 43.0%, from 849 to 1,214, of which 137 were acquired from SMG. The number of worksite employees increased 59.5% over the same period, from 20,142 worksite employees to 32,117, of which 1,987 were acquired from SMG.

     Salaries, wages and employment taxes of worksite employees were $353.4 million for the six months ended June 30, 1997, compared to $209.6 million for the same period in 1996, representing an increase of $143.8 million, or 68.6%. Salaries, wages and employment taxes of worksite employees were 89.0% of revenues for the six months ended June 30, 1997, compared to 88.7% for the same period in 1996. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues is a result of a change in the Company's client mix towards clients having more favorable workers' compensation risk profiles for which the Company charges a lower fee.

     Health care and workers' compensation costs were $15.3 million for the six months ended June 30, 1997, compared to $11.1 million for the same period in 1996, representing an increase of $4.2 million, or 38.0%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the six months ended June 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees. Health care and workers' compensation costs were 3.9% of revenues for the six months ended June 30, 1997, compared to 4.7% for the same period in 1996. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to a reduction of workers' compensation costs resulting from the Company's guaranteed fixed premium insurance program, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     State unemployment taxes and other direct costs were $4.0 million for the six months ended June 30, 1997, compared to $2.3 million for the same period in 1996, representing an increase of $1.7 million or 73.9%. This increase was due mainly to the higher volume of salaries and wages paid during the six months ended June 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 1.0% of revenues for the six months ended June 30, 1997 and 1996.

     Gross profit was $24.3 million for the six months ended June 30, 1997, compared to $13.4 million for the same period in 1996, representing an increase of $10.9 million, or 81.5%. Gross profit was 6.1% of revenues for the six months ended June 30, 1997, compared to 5.6% for the same period in 1996. The increase in gross profit was due mainly to the increase in revenues resulting from an increase in the number of PEO clients and worksite employees. The increase in gross profit as a percentage of revenues was due mainly to the Company's elimination of the sensitivity of workers' compensation costs to the ongoing loss development of historical claims as a result of the Company's guaranteed fixed premium insurance program and its reinsurance of substantially all of its responsibility for prior periods claims, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     Administrative personnel expenses were $10.5 million for the six months ended June 30, 1997, compared to $6.3 million for the same period in 1996, representing an increase of $4.2 million, or 66.1%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. The Company anticipates that this trend in administrative personnel expenses will continue in future periods as a result of the Company's growth and the expansion of its service offerings. Administrative personnel expenses were 2.6% of revenues for the six months ended June 30, 1997, compared to 2.7% for the same period in 1996.

     Other general and administrative expenses for the six months ended June 30, 1997, including the provision for doubtful accounts and $2.1 million of transaction expenses, were $7.5 million for the six months ended June 30, 1997, compared to $3.8 million for the same period in 1996, representing an increase of $3.7 million, or 99.7%. This increase in other general and administrative expenses was primarily attributable to transaction expenses of approximately $1.2 million in connection with the SAI and AMI acquisitions and an $1.0 million charge related to the termination of the strategic alliance of a managed care provider network under which the Company previously operated its workers' compensation managed care business. Other general and administrative expenses, including the provision for doubtful accounts, were 1.9% of revenues for the six months ended June 30, 1997, compared to 1.6% for the same period in 1996. The increase in other general and administrative expenses, including the provision for doubtful accounts as a percentage of revenues was due mainly to the non-recurring charges of $2.1 million above described.

     Sales and marketing costs were $3.4 million for the six months ended June 30, 1997, compared to $2.0 million for the same period in 1996, representing an increase of $1.4 million, or 69.7%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets and also as a result of its recent acquisitions. Sales and marketing costs were 0.9% of revenues for the six months ended June 30, 1997 and 1996.

     The effective income tax rate of the Company for the six months ended June 30, 1997 increase to 48.7%, from 30.8% for the same period in 1996. This increase was attributable to the recognition of a valuation allowance in connection with deferred taxes recorded as a result of an acquisition and change in tax status of an entity previously taxed under the Sub Chapter S provisions of the Internal Revenue Code. See more information related to income taxes see
Note 7 of Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements of this Form 10-Q.

     Net income was $1.1 million for the six months ended June 30, 1997, compared to $0.8 million for the same period in 1996, representing an increase of $0.3 million, or 41.6%. Earnings per share were $0.12 for the six months ended June 30, 1997, compared to $0.10 for the same period in 1996, representing an increase of $0.02, or 20.0%.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     The Company's revenues for the three months ended June 30, 1997 were $206.1 million compared to $124.5 million for the three months ended June 30, 1996, representing an increase of $81.6 million, or 65.5%. This increase was due primarily to an increased number of PEO clients and worksite employees. In addition, $12.8 million of the increase is attributable to the operations of SMG which were acquired by the Company in August 1996. Between June 30, 1996 and June 30, 1997, the number of PEO clients increased by 43.0%, from 849 to 1,214, of which 137 were acquired from SMG. The number of worksite employees increased 59.5% over the same period, from 20,142 worksite employees to 32,117, of which 1,987 were acquired from SMG.

     Salaries, wages and employment taxes of worksite employees were $183.9 million for the three months ended June 30, 1997, compared to $110.3 million for the same period in 1996, representing an increase of $73.6 million, or 66.7%. Salaries, wages and employment taxes of worksite employees were 89.2% of revenues for the three months ended June 30, 1997, compared to 88.6% for the same period in 1996. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues is a result of a change in the Company's client mix towards clients having more favorable workers' compensation risk profiles for which the Company charges a lower fee.

     Health care and workers' compensation costs were $7.5 million for the three months ended June 30, 1997, compared to $5.9 million for the same period in 1996, representing an increase of $1.6 million, or 26.3%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the three months ended June 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees. Health care and workers' compensation costs were 3.6% of revenues for the three months ended June 30, 1997, compared to 4.8% for the same period in 1996. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to a reduction of workers' compensation costs resulting from the Company's guaranteed fixed premium insurance program, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     State unemployment taxes and other direct costs were $2.1 million for the three months ended June 30, 1997, compared to $1.1 million for the same period in 1996, representing an increase of $1.0 million or 96.5%. This increase was due mainly to the higher volume of salaries and wages paid during the three months ended June 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 1.0% of revenues for the three months ended June 30, 1997, compared to 0.9% for the same period in 1996.

     Gross profit was $12.6 million for the three months ended June 30, 1997, compared to $7.2 million for the same period in 1996, representing an increase of $5.4 million, or 74.5%. Gross profit was 6.1% of revenues for the three months ended June 30, 1997, compared to 5.8% for the same period in 1996. The increase in gross profit was due mainly to the increase in revenues resulting from an increase in the number of PEO clients and worksite employees. The increase in gross profit as a percentage of revenues was due mainly to the Company's elimination of the sensitivity of workers' compensation costs to the ongoing loss development of historical claims as a result of the Company's guaranteed fixed premium insurance program and its reinsurance of substantially all of its responsibility for prior periods claims, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     Administrative personnel expenses were $5.4 million for the three months ended June 30, 1997, compared to $3.3 million for the same period in 1996, representing an increase of $2.1 million, or 63.4%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. The Company anticipates that this trend in administrative personnel expenses will continue in future periods as a result of the Company's growth and the expansion of its service offerings. Administrative personnel expenses were 2.6% of revenues for the three months ended June 30, 1997, compared to 2.6% for the same period in 1996.

     Other general and administrative expenses for the three months ended June 30, 1997, including the provision for doubtful accounts and $0.4 million of transaction expenses, , were $4.7 million for the three months ended June 30, 1997, compared to $2.0 million for the same period in 1996, representing an increase of $2.7 million, or 132.0%. This increase in other general and administrative expenses was primarily attributable to transaction expenses of approximately $1.1 million in connection with the AMI acquisition and an $1.0 million charge related to the termination of a strategic alliance of a managed care provider network under which the Company previously operated its workers' compensation managed care business. Other general and administrative expenses, including the provision for doubtful accounts, were 2.3% of revenues for the three months ended June 30, 1997, compared to 1.6% for the same period in 1996. The increase in other general and administrative expenses, including the provision for doubtful accounts as a percentage of revenues was due mainly to the non-recurring charges of $2.1 million described above.

     Sales and marketing costs were $1.9 million for the three months ended June 30, 1997, compared to $1.2 million for the same period in 1996, representing an increase of $0.7 million, or 63.4%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets and also as a result of its recent acquisitions. Sales and marketing costs were 0.9% of revenues for the three months ended June 30, 1997 and 1996.

     The effective income tax rate of the Company for the three months ended June 30, 1997 increase to 149.4%, from 18.2% for the same period in 1996. This increase was attributable to the recognition of a valuation allowance in connection with deferred taxes recorded as a result of an acquisition and change in tax status of an entity previously taxed under the Sub Chapter S provisions of the Internal Revenue Code. See more information related to income taxes see
Note 7 of Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements of this Form 10-Q.

     Net loss was $0.1 million for the three months ended June 30, 1997, compared to net income of $0.6 for the same period in 1996, representing a decrease of $0.7, or 113.3%. Loss per share were $0.01 for the three months ended June 30, 1997, compared to $0.07 for the same period in 1996, representing a decrease of $0.08, or 114.3%.

Liquidity and Capital Resources

     At June 30, 1997, the Company had working capital of $18.0 million, compared to $20.1 million at December 31, 1996. The Company had $14.0 million in cash at June 30, 1997. Of this amount, $2.3 million is restricted.

     The Company's Credit Agreement with a group of banks for which Fleet National Bank ("Fleet Bank") acted as agent provides for a $50.0 million revolving line of credit with a sublimit of $15.0 million for standby letters of credit and revolving credit loans for working capital purposes. The Credit Agreement also provides for advances to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based, at the Company's option, on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants. The facility is secured by a pledge of the shares of all of the Company's subsidiaries. The revolving line of credit matures on April 24, 2000. If, on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facilities, depending upon certain financial covenants. Under the revolving credit facility, the Company had outstanding approximately $6.3 million in standby letters of credit at June 30, 1997 which guarantee the payment of claims to the Company's previous workers' compensation insurance carrier. As of that date, there were no other amounts outstanding under the revolving line of credit.

     Under the Company's large deductible workers' compensation insurance policies for 1994, 1995 and 1996, the Company is required to provide its former insurance carriers with $7.6 million in letters of credit, of which $6.3 million has been issued by the lenders under the Credit Agreement. In connection with the reinsurance of the Company's responsibility for remaining claims (the "Remaining Claims"), Commercial Risk Re-Insurance Company ("Commercial Risk") has provided a $4.1 million letter of credit in favor of the Company to secure Commercial Risk's obligation for the payment of Remaining Claims.

     The Company also has $1.3 million in standby letters of credit with another bank at June 30, 1997, which guarantee the payment of workers' compensation claims acquired upon the SAI Acquisition to SAI's former workers' compensation insurance carrier.

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

     Net cash used in operating activities was $1.0 million for the six months ended June 30, 1997, compared to cash provided by operating activities of approximately $1.2 million for the same period in 1996. The difference between the Company's net income of $1.1 million for the six months ended June 30, 1997, and its negative operating cash flow was due primarily to a $7.3 million increase in accounts receivable, a $0.8 million increase in reinsurance recoverable, an increase in prepaid expenses and other current assets of $0.9 million, a decrease in reserve for claims of $1.9 million, a decrease in deferred compensation of $0.3 million, and a decrease in income taxes of $0.2 million, partially reduced by noncash items such as depreciation and amortization of $0.6 million, provision for doubtful accounts of $0.2 million and recognition of deferred gain of $0.2 million, an increase in prepaid workers' compensation insurance premium of $2.2 million, an increase in accrued salaries, wages, and payroll taxes of $5.2 million, and a decrease in accounts payable and accrued expenses of $0.8 million. The increase in accounts receivable resulted from both a higher number of PEO clients and worksite employees served during 1997 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle. The increase in reinsurance recoverable was due mainly to the loss portfolio risk transfer of substantially all of the Company's responsibility for remaining claims acquired upon the SAI Acquisition under SAI's large deductible workers' compensation policies for 1994, 1995 and 1996.

     Net cash used in investing activities was $3.1 million for the six months ended June 30, 1997, compared to $0.5 million used in investing activities in the same period in 1996. This reflects payment of $0.4 million due under the SMG Acquisition agreement, an increase in cash investments maturing over three months of $ 0.6 million and $2.2 million in expenditures for property and equipment to support the Company's growth.

     Net cash used in financing activities was $52,000 for the six months ended June 30, 1997, compared to $24.8 million provided by financing activities in the same period in 1996. The 1997 cash flow reflects the Company's issuance of shares of common stock to employees under the Company's stock option plans, partially offset by principal payment on borrowings and additional costs incurred in connection with the Company's initial public offering.

New Accounting Pronouncement

     In January 1997, the Financial Accounting Standards Board issued Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and fully diluted earnings per share. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

Inflation

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Note 6 of the Notes to Consolidated Financial Statements contained in Part I, Item 1. Financial Statements of this Form 10-Q.


ITEM 2.  CHANGES IN SECURITIES

     On June 30, 1997, the Company issued an aggregate of 365,162 shares of its common stock, par value $.001 per share, to Gregory J. Packer, James R. Mack, Arthur F. Stefanski, John Gillis, Renee Mourad and Lynne Affolder as consideration for all of the outstanding equity of Amstaff, Inc. and its subsidiaries. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of the Company was held on May 15, 1997 (the "Annual Meeting"). The holders of the Company's Common Stock, $.001 par value, were entitled to elect a board of five directors to serve until the next Annual Meeting and until their successors are elected and qualified. Proxies for 7,181,163 shares of the 8,574,442 shares of common stock entitled to vote were received in connection with the Annual Meeting.

     The following table sets forth the names of the five persons elected at the Annual Meeting to serve as Directors until the next annual meeting of shareholders of the Company and the number of votes cast for or withheld with respect to each person.

DIRECTORS                      FOR                        WITHHELD

Carlos A. Saladrigas         7,166,003                     15,160
Jose M. Sanchez              7,181,003                        160
Howard E. Cox, Jr.           7,181,003                        160
Charles M. Hazard, Jr.       7,110,755                     70,408
John H. McArthur, Ph.D.      7,181,003                        160


ITEM 5.  OTHER INFORMATION

     On June 30, 1997, the Company entered into an agreement with a health insurance company to purchase a managed care provider network and to terminate the strategic alliance with such health insurance company under which the Company provided its workers' compensation managed care services. In connection with the purchase of the provider network and the related termination of the strategic alliance, the Company made a payment of $1,000,000. The balance of the purchase price of approximately $1,400,000 will be payable in the fourth quarter of 1997 and will be capitalized. The payment of $1,000,000 was recorded as other general and administrative expense in the accompanying statements of income. See
Note 6 of Notes to Consolidated Financial Statements contained in Part I, Item 1, Financial Statements of this Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
   No.            Description

11            Statement re Computation of Per Share Earnings
27            Financial Data Schedule


(b)      Reports on Form 8-K

     On June 24, 1997, the Company filed a current report on Form 8-K dated June 17, 1997 with the Commission reporting information under Item 5, Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE VINCAM GROUP, INC.
                                        ----------------------
                                        Registrant


August 14, 1997                      By:/S/ STEPHEN L. WAECHTER
Date                                    ------------------------------------
                                        Stephen L. Waechter, Chief Financial
                                          Officer, Senior Vice President
                                          Finance and Administration
                                         (Principal Financial Officer)

                                                                   EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                           THE VINCAM GROUP, INC.
                    CALCULATION OF NET INCOME PER COMMON
                        AND COMMON EQUIVALENT SHARE


                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                --------------------------  --------------------------
                                                     1997          1996          1997          1996
                                                ------------  ------------  ------------  ------------

Net (loss) income                               $   (82,358)  $   618,419   $ 1,096,446   $   774,479
                                                ============  ============  ============  ============
Weighted average number of common shares
  outstanding during the period                   8,950,116     7,059,985     8,932,806     6,559,517

Assumed exercise of stock options, net of
  treasury shares acquired                          478,107       462,208       491,475       489,166

Issuance of mandatorily redeemable preferred
  stock deemed a common stock equivalent              --        1,043,933         --          911,279
                                                ------------  ------------  ------------  ------------
Weighted average number of shares used in
  earnings per share calculation                  9,428,223     8,566,126     9,424,281     7,959,962
                                                ============  ============  ============  ============
Net income per common and common
  equivalent share                              $     (0.01)  $      0.07   $      0.12   $      0.10
                                                ============  ============  ============  ============
Fully diluted net income per common
  and common equivalent share *                 $     (0.01)  $      0.07   $      0.12   $      0.10
                                                ============  ============  ============  ============


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