Form 10-Q
period 1997-09-30
VINCAM GROUP INC
filed 1997-11-14
CIK 1008896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15 (d)
             ---     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1997

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

                                 Not applicable
  -----------------------------------------------------------------------------
   (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
     As of November 14, 1997, The Vincam Group, Inc. had 9,037,652 shares of common stock, $.001 par value, outstanding.

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
Part I    Financial Information

Item 1.   Financial Statements........................................      3
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     16

Part II   Other Information

Item 2.   Changes in Securities and Use of Proceeds...................     26
Item 6.   Exhibits and Reports on Form 8-K............................     27

Signatures............................................................     28

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                           Page
The Vincam Group, Inc.                                                     ----
----------------------

  Consolidated Balance Sheets as of September 30, 1997 (Unaudited)
    and December 31, 1996.............................................      4

  Unaudited Consolidated Statements of Operations for the Three and
    the Nine Months Ended September 30, 1997 and 1996.................      5

  Unaudited Consolidated Statement of Changes in Stockholders'
    Equity for the Nine Months Ended September 30, 1997...............      6

  Unaudited Consolidated Statements of Cash Flows for the Nine
    Months Ended September 30, 1997 and 1996..........................      7

  Notes to Consolidated Financial Statements (Unaudited)..............      9

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                             September 30,   December 31,
                                                                  1997           1996
                                                             -------------   -------------
                                 Assets                       (Unaudited)
Current assets:
    Cash and cash equivalents ............................   $  8,051,725    $ 17,522,030
    Investments ..........................................        564,853         149,626
    Restricted cash ......................................      2,570,000       2,331,917
    Accounts receivable, net .............................     38,716,592      24,391,893
    Due from affiliates ..................................        294,955         292,957
    Deferred taxes .......................................      1,851,184       2,279,226
    Reinsurance recoverable ..............................        398,501       1,728,000
    Prepaid workers' compensation insurance premium ......      1,737,784       5,483,972
    Prepaid expenses and other current assets ............      2,273,164       1,170,282
                                                             -------------   -------------
           Total current assets ..........................     56,458,758      55,349,903

    Property and equipment, net ..........................      6,751,966       4,601,868
    Deferred taxes .......................................      1,533,155         733,431
    Reinsurance recoverable ..............................      2,658,450       1,472,000
    Client contracts and other assets ....................      1,611,006       1,430,951
    Goodwill .............................................      5,195,277       4,791,836
    Other assets .........................................      1,157,265         255,225
                                                             -------------   -------------
                                                             $ 75,365,877    $ 68,635,214
                                                             =============   =============
                 Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses ................   $  3,605,962    $  4,102,765
    Accrued salaries, wages and payroll taxes ............     27,144,826      17,926,012
    Amounts due under acquisition agreement ..............      1,250,000       2,623,437
    Reserve for claims ...................................      1,486,895       5,651,766
    Reserve for other state taxes ........................      3,003,456       2,208,738
    Income taxes payable .................................      1,578,442       1,395,899
    Current portion of long term borrowings ..............         84,407         136,053
    Deferred compensation ................................          6,617         242,013
    Deferred gain ........................................        169,796         323,157
                                                             -------------   -------------
           Total current liabilities .....................     38,330,401      34,609,840

Long term borrowings, less current portion ...............        782,881         883,689
Reserve for claims .......................................      2,658,450       3,154,438
Income taxes payable .....................................           --           672,818
Deferred compensation ....................................           --            41,200
Deferred gain ............................................        528,744         275,275
Other liabilities ........................................        460,961         365,954
                                                             -------------   -------------
           Total liabilities .............................     42,761,437      40,003,214
                                                             -------------   -------------
Commitments and contingencies (Note 6) ...................           --              --
                                                             -------------   -------------
Stockholders' equity:
    Common stock, $.001 par value, 60,000,000 shares
       authorized, 9,027,569 shares issued and outstanding          9,027           8,013
    Additional paid in capital ...........................     34,431,097      33,241,867
    Accumulated deficit ..................................     (1,835,684)     (4,617,880)
                                                             -------------   -------------
           Total stockholders' equity ....................     32,604,440      28,632,000
                                                             -------------   -------------
                                                             $ 75,365,877    $ 68,635,214
                                                             =============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                              -------------------------------   -------------------------------
                                                   1997             1996             1997            1996
                                              --------------   --------------   --------------   --------------

Revenues ..................................   $ 215,053,257    $ 135,500,237    $ 612,143,511    $ 371,954,723
                                              --------------   --------------   --------------   --------------
Direct costs:
    Salaries, wages and employment
      taxes of worksite employees .........     191,862,901      119,324,020      545,308,431      328,967,003
    Health care and workers' compensation .       8,384,541        6,852,249       23,731,471       17,975,986
    State unemployment taxes and other ....       1,980,250        1,246,595        6,020,754        3,570,028
                                              --------------   --------------   --------------   --------------
          Total direct costs ..............     202,227,692      127,422,864      575,060,656      350,513,017
                                              --------------   --------------   --------------   --------------
Gross profit ..............................      12,825,565        8,077,373       37,082,855       21,441,706
                                              --------------   --------------   --------------   --------------
Operating expenses:
    Administrative personnel ..............       5,551,132        4,159,829       16,045,751       10,479,319
    Other general and administrative ......       2,646,740        1,892,230        9,731,095        5,401,116
    Sales and marketing ...................       1,624,333        1,357,695        5,033,603        3,366,159
    Provision for doubtful accounts .......         243,845          105,312          670,261          358,201
    Depreciation and amortization .........         522,774          214,338        1,513,256          549,354
                                              --------------   --------------   --------------   --------------
          Total operating expenses ........      10,588,824        7,729,404       32,993,966       20,154,149
                                              --------------   --------------   --------------   --------------
Operating income ..........................       2,236,741          347,969        4,088,889        1,287,557
Interest (expense) income, net ............          47,574          338,939          333,496          518,145
                                              --------------   --------------   --------------   --------------
Income before taxes .......................       2,284,315          686,908        4,422,385        1,805,702
Provision for income taxes ................        (598,000)        (387,606)      (1,639,624)        (529,979)
                                              --------------   --------------   --------------   --------------
Net income ................................   $   1,686,315    $     299,302    $   2,782,761    $   1,275,723
                                              ==============   ==============   ==============   ==============
Net income per common and common
    equivalent share ......................   $        0.18    $        0.03    $        0.31    $        0.15
                                              ==============   ==============   ==============   ==============
Weighted average number of shares
    outstanding used in earnings per
    share calculation .....................       9,428,223        9,419,860        9,122,327        8,449,048
                                              ==============   ==============   ==============   ==============
Pro forma earnings per share (see Note 8)
-----------------------------------------
Pro forma net income per common and
    common equivalent share ...............   $        0.12    $        0.02    $        0.20    $        0.10
                                              ==============   ==============   ==============   ==============
Pro forma weighted average number of shares
    outstanding used in earnings per
    share calculation .....................      14,142,335       14,129,790       13,683,491       12,673,572
                                              ==============   ==============   ==============   ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                        Common Stock                           Retained
                                                 ---------------------------   Additional      Earnings
                                                                                 Paid in     (Accumulated
                                                    Shares       Par Value       Capital        Deficit)        Total
                                                 ------------  -------------  -------------  -------------  -------------
Balance at December 31, 1996 ................      8,013,332   $      8,013   $ 33,241,867   $ (4,617,880)  $ 28,632,000

Issuance of common stock under
 acquisition agreements .....................        885,162            885        868,169           (565)
                                                                                                                 868,489

Issuance of common stock to
 employees under stock option plans .........        129,075            129        387,096          --           387,225

Initial public offering costs charged to paid
  in capital ................................           --             --          (66,035)         --
                                                                                                                 (66,035)

Net income ..................................           --             --             --        2,782,761      2,782,761
                                                 ------------  -------------  -------------  -------------  -------------
Balance at September 30, 1997 ...............      9,027,569   $      9,027   $ 34,431,097   $ (1,835,684)  $ 32,604,440
                                                 ============  =============  =============  =============  =============


     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine Months
                                                                           Ended September 30,
                                                                          1997            1996
                                                                      -------------   -------------
Cash flows from operating activities:
   Net income .....................................................   $  2,782,761    $  1,275,723
   Adjustments to reconcile net income to net cash
     (used in)  provided by operating activities:
     Depreciation and amortization ................................      1,513,256         549,354
     Provision for doubtful accounts ..............................        670,261         416,193
     Deferred gain ................................................        100,108            --
     Deferred income tax benefit ..................................       (371,682)     (1,293,926)
     Changes in assets and liabilities:
       (Decrease) increase in restricted cash .....................       (238,083)        132,558
       Increase in accounts receivable ............................    (14,994,960)     (5,114,036)
       Increase in due from affiliates ............................         (1,998)       (110,725)
       Decrease in reinsurance recoverable ........................        143,049            --
       Decrease in prepaid workers' compensation
         insurance premium ........................................      3,746,188            --
       Increase in prepaid expenses and  other current assets .....     (1,102,882)       (660,672)
       Increase in other assets ...................................       (902,040)       (255,046)
       (Decrease) increase in accounts payable and accrued expenses       (496,803)        970,818
       Increase in accrued salaries, wages and payroll taxes ......      9,218,814       1,059,267
       (Decrease) increase in reserve for claims ..................     (4,660,859)      2,577,131
       Increase in reserve for other state taxes ..................        794,718         689,493
       (Decrease) increase in income taxes payable ................       (490,275)        663,037
       Decrease in deferred compensation ..........................       (276,596)       (274,087)
       Increase in other liabilities ..............................         95,007          42,310
                                                                      -------------   -------------
Net cash (used in) provided by operating activities ...............     (4,472,016)        667,392
                                                                      -------------   -------------
Cash flows from investing activities:
   Purchases of property and equipment ............................     (3,378,361)     (1,211,478)
   (Purchases) redemption of short term investments ...............       (415,227)        236,497
   Acquisition of client contracts ................................           --           (29,295)
   Increase in restricted cash ....................................           --        (1,250,000)
   Payment of amounts due under acquisition agreement .............     (1,373,437)     (2,219,566)
                                                                      -------------   -------------
Net cash used in investing activities .............................     (5,167,025)     (4,473,842)
                                                                      -------------   -------------
Cash flows from financing activities:
   Principal payments on borrowings ...............................       (152,454)     (1,639,775)
   Payment of distribution payable to shareholders ................           --          (948,037)
   Initial public offering costs charged to paid in capital .......        (66,035)           --
   Issuance of common stock .......................................           --        26,941,315
   Issuance of common stock to employees under stock plans ........        387,225            --

Net cash provided by financing activities .........................        168,736      24,353,503
                                                                      -------------   -------------
Net (decrease) increase in cash and cash equivalents ..............     (9,470,305)     20,547,053
Cash and cash equivalents, beginning of period ....................     17,522,030       1,964,581
                                                                      -------------   -------------
Cash and cash equivalents, end of period ..........................   $  8,051,725    $ 22,511,634
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

                             THE VINCAM GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Supplemental disclosure of non-cash financing activities:

     Acquisition of minority interest of Staff Administrators of Western Colorado, Inc.

     On January 7, 1997, the Company acquired the 49% minority interest in Staff Administrators of Western Colorado, Inc., a subsidiary of Staff Administrators, Inc. ("SAI"), in a transaction accounted for as a purchase. The fair value of the interest acquired and the consideration paid were as follows:

Fair value of net assets acquired:
Client contracts ...............................................       $301,848
Accounts receivable ............................................        220,643
Property and equipment .........................................         36,807
                                                                       ---------
Fair value of non-cash assets acquired .........................        559,298
                                                                       ---------
Accounts payable and accrued expenses ..........................          8,938
Accrued salaries, wages and payroll taxes ......................        240,630
Other liabilities ..............................................        140,624
                                                                       ---------
Fair value of liabilities assumed ..............................        390,192
                                                                       ---------
Fair value of net assets acquired, excluding cash ..............        169,106
Cash acquired ..................................................        124,253
                                                                       ---------
Fair value of net assets acquired ..............................       $293,359
                                                                       =========
Purchase price (20,000 shares x $43.00) ........................       $860,000
                                                                       =========

     The following is a reconciliation of the purchase price to the excess of costs associated with the acquisition over the estimated fair value of net assets acquired allocated to goodwill:

Purchase price ...........................................            $ 860,000
Net assets acquired ......................................             (293,359)
                                                                      ==========
Amount allocated to goodwill .............................            $ 566,641
                                                                      ==========

     In May 1996, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock was converted into 1,043,933 shares of the Company's common stock.

     The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1997 and December 31, 1996


Note 1 - Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with (i) the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K, (ii) the pooled consolidated financial statements for the year ended December 31, 1996, included in the Company's Current Report on Form 8-K, dated May 8, 1997 and
(iii) the pooled consolidated financial statements for the year ended December 31, 1996, included in the Company's Current Report on Form 8-K, dated November 5, 1997. The audited financial information presented herein as of December 31, 1996, has been derived from the audited pooled consolidated financial statements included in the Company's Current Report on Form 8-K, dated November 5, 1997. The unaudited financial information herein presented for the three and nine month periods ended September 30, 1996, has been derived from the Company's unaudited quarterly financial information included in the Company's Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 1996, and the unaudited quarterly financial information of Staff Administrators, Inc. and Amstaff, Inc. for the three and nine months ended September 30, 1996. The unaudited financial information herein presented for the three and nine month periods ended September 30, 1997, includes the assets and liabilities and results of operations of the Company, Staff Administrators, Inc. and Amstaff, Inc. for such periods. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

     The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries ("Vincam" or the "Company"). All material intercompany balances and transactions have been eliminated.

Note 2 - Acquisitions

     On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG"), a professional employer organization ("PEO") in Snellville, Georgia for $4,980,751 in cash and notes (the "SMG Acquisition"). Of the $4,980,751 purchase price, $2,357,314 was paid at closing, $412,500 was paid in January 1997, $960,937 was paid in August 1997, and $1,250,000 was placed in escrow for potential purchase price adjustments in the event that, among other things, client retention fails to meet certain targets. On November 11, 1997, after the Company completed the evaluation of the SMG Acquisition purchase price adjustments, $1,177,012 out of the $1,250,000 in escrow was paid to SMG shareholders. The difference will be recorded as a reduction of goodwill. The SMG Acquisition was accounted for using the purchase method of accounting. Excess of costs over the estimated fair value of net assets acquired associated with the SMG Acquisition was allocated to goodwill and is being amortized over a period of 25 years.

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

     The following combines unaudited selected historical financial information of Vincam (as reflected in the Quarterly Report on Form 10-Q for the period ended September 30, 1996), SAI and AMI for the periods presented reflecting the most significant adjustments resulting from the SAI and AMI acquisitions.

                                       Nine Months Ended September 30, 1997
                            ---------------------------------------------------------
                                                                            Pooled
                               Vincam       SAI & AMI      Adjustments      Results
                            -------------  -------------  -------------  -------------

Revenues ................   $469,188,936   $142,954,575   $       --     $612,143,511
                            =============  =============  =============  =============
Net income ..............   $  2,054,285   $    502,538   $    225,938   $  2,782,761
                            =============  =============  =============  =============
Net income per common and
  common equivalent share   $       0.25   $       --     $       --     $       0.31
                            =============  =============  =============  =============

                                       Nine Months Ended September 30, 1996
                            ---------------------------------------------------------
                                                                            Pooled
                               Vincam       SAI & AMI      Adjustments      Results
                            -------------  ------------  --------------  -------------
Revenues ................   $268,529,624   $03,425,099   $        --     $371,954,723
                            =============  =============  =============  =============
Net income ..............   $  2,398,329   $(1,441,723)  $     319,117   $  1,275,723
                            =============  =============  =============  =============
Net income per common and
  common equivalent share   $       0.32   $      --     $        --     $       0.15
                            =============  =============  =============  =============

     These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company that would have been achieved had the SAI and AMI acquisitions actually occurred at the beginning of the periods presented.

Note 3 - Accounts Receivable

     At September 30, 1997 and December 31, 1996, accounts receivable consisted of the following:

                                                1997               1996
                                         ----------------   ---------------
Billed to clients......................  $    14,626,534    $    8,187,375
Unbilled revenues......................       24,939,627        16,781,168
                                              39,566,161        24,968,543
Less: allowance for doubtful accounts..         (849,569)         (576,650)
                                         ----------------   ---------------
                                         $    38,716,592    $   24,391,893
                                         ================   ===============

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

     In addition, in December 1996, March 1997 and September 1997, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996 (including the remaining claims acquired upon the acquisition of SAI under its large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996, and those of AMI for the years 1995 and 1996 and the first six months of 1997), for an aggregate premium of $5,795,000. Since reserves for claims for these years have been previously provided, the Company has recorded the premium as a reinsurance recoverable and a deferred gain in the amount of $1,149,451, of which $450,911 has been recognized as a reduction of workers' compensation expense based on the proportion of cumulative claims paid through September 30, 1997, to the total estimated liability for claims.

     In connection with the reinsurance of claims exposure from 1994 to 1996, the insurance carrier has provided $4,100,959 in letters of credit in favor of the Company to secure the insurance carrier's obligation for the payment of workers' compensation claims.

     As a consequence of the reinsurance agreements described above, the Company has classified as current the estimated amounts of reserves for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year. At September 30, 1997 and December 31, 1996, the Company's reserves for claims costs are as follows:

                                                  1997           1996
                                              ------------   ------------
Accrued workers' compensation claims ......   $ 3,187,035    $ 6,961,630
Accrued health care claims ................       225,470      1,119,109
Reserve for behavioral health care claims .       732,840        525,465
                                              ------------   ------------
                                                4,145,345      8,606,204
Less: workers' compensation claims expected
to be settled in more than one year .......    (2,658,450)    (3,154,438)
                                              ------------   ------------
Reserve for claims--current ...............   $ 1,486,895    $ 5,651,766
                                              ============   ============

Note 5 - Borrowings

         Borrowings at September 30, 1997 and December 31, 1996, are as follows:

                                                                     1997           1996
                                                                 ------------   ------------
Note payable to bank, original amount of $1 million, repayable in monthly instalments of $4,167, plus interest at 8.5% per
annum, through November 1998 when a balloon payment of
$750,000 is due, secured by land and building ................   $   804,058    $   841,561

Notes payable to bank, bearing interest at rates ranging from
7.49% to 10.75%, payable in monthly instalments ranging
from $926 to $246, secured by underlying equipment ...........        37,113        122,692

Note payable for state unemployment taxes, maturing in 1998
with monthly payments of $3,264 ..............................        26,117         55,489
                                                                 ------------   ------------
                                                                     867,288      1,019,742
Less: current portion ........................................       (84,407)      (136,053)
                                                                 ------------   ------------
                                                                 $   782,881    $   883,689
                                                                 ============   ============

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

     Under the revolving credit facility, the Company had outstanding $6,250,000 in standby letters of credit at September 30, 1997, which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date there were no other amounts outstanding under the revolving line of credit.

     The Company also has $1,200,000 in standby letters of credit with another bank as of September 30, 1997, which guarantee the payment of workers' compensation claims acquired upon the SAI Acquisition to SAI former workers' compensation insurance carrier.

     As of September 30, 1997, the scheduled annual maturities of the Company's debt are summarized as follows:

               1997..............    $    58,311
               1998..............        769,339
               1999..............         22,411
               2000..............         15,285
               2001..............          1,942
                                     ------------
                                     $   867,288
                                     ============

Note 6 - Commitments and Contingencies

     The Company is a defendant in a lawsuit related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's original complaint sought damages in excess of $10,000,000; however, such complaint was dismissed in part and amended to seek damages in excess of $15,000. The court has sustained plaintiff's amended complaint alleging premises liability against both the Company and its client as a result of a worksite accident at client's premises. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. The Company's motions for summary judgment on that basis were denied, and discovery in the proceeding continues. While there can be no assurance that the ultimate outcome of this lawsuit will not have a material adverse effect on the Company's financial condition or results of operations, management believes, based on consultations with the Company's counsel, that the ultimate outcome of this lawsuit should not have such an effect.

     The Company is a defendant in a lawsuit brought in Dade County Circuit Court in November 1995 by an individual who alleges that he was injured by a worksite employee of a client of the Company, which owns and operates a hotel and was a co-defendant in the litigation. The plaintiff settled with the Company's client and worksite employee who had been co-defendants in the lawsuit. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. The plaintiff alleged damages in excess of $50,000 in his amended complaint for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. A jury trial is currently scheduled for March 1998. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or its liability insurance carrier. Although management believes that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

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

     In June 1995, the National Labor Relations Board ("Board") filed a complaint charging Amstaff, Inc., with a refusal to bargain with respect to a collective bargaining agreement, under which a now-former client's employees were employed, in violation of the National Labor Relations Act. Vincam acquired Amstaff, Inc. in June 1997. The charge was initially dismissed by a Detroit office of the Board, but has since been reinstated following a union appeal to the general counsel for the Board. If the Board rules against the Company, the Company could be held liable for lost wages and benefits of such employees for a period of almost four years. Any award would be reduced by any earnings of such employees which are received or reasonably could have received from other employment during the relevant time period. The Company cannot currently estimate its potential liability if the Board were to rule against it. The Company intends to vigorously defend this case, but there can be no assurance that the Company will prevail in the proceedings or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial position or results of operations.

Note 7 - Income Taxes

     Prior to June 30, 1997, Amstaff, Inc. was taxed under the Subchapter S provisions of the Internal Revenue Code ("IRC") whereby its profits and losses flowed directly to its former shareholders for U.S. federal income tax purposes. Upon the merger of Amstaff, Inc. with the Company on June 30, 1997, Amstaff, Inc. no longer qualified under the Subchapter S provisions of the IRC and became a taxable entity. In connection with Amstaff, Inc.'s change in tax status, the Company recorded approximately $226,000 and $319,000, as of September 30, 1997 and 1996, respectively, in additional deferred tax assets, primarily related to certain reserves for state taxes and workers' compensation claims.

Note 8 - Subsequent Events

     On October 27, 1997, the Company announced that it had entered into a definitive merger agreement with Staffing Network, Inc. ("SNI"), a privately held PEO headquartered in Manchester, New Hampshire with approximately 525 clients and more than 5,000 worksite employees. The Company will issue 1,200,000 shares of its common stock in exchange for all of the equity of SNI. The merger will be accounted as a pooling of interests transaction and is expected to close before year-end following receipt of required regulatory approvals.

     On November 7, 1997, the Company announced a three-for-two stock split (the "Stock Split") of its outstanding shares of Common Stock, par value $.001 per share. The stock split will be effected in the form of stock dividend and will entitle each shareholder of record on November 21, 1997 (the "Record Date") to receive an additional share of Common Stock for every two shares of Common Stock held by such shareholder of record on the Record Date. The Stock Split will be paid on December 10, 1997. The Company will pay cash in lieu of fractional shares resulting from the Stock Split based on the last sale price as reported on the NASDAQ National Market System on the Record Date.



                               * * * * * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following  discussion and analysis  should be read in conjunction  with
(i) the Consolidated  Financial  Statements and Notes thereto  contained herein,
(ii) the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1996 Annual Report on Form 10-K, (iii) the Current Report on Form 8-K dated May 8, 1997, and (iv) the Current Report on Form 8-K dated November 5, 1997, filed by The Vincam Group, Inc. ("Vincam" or the "Company") with the Securities and Exchange Commissions.

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

Overview
--------

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

     The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs, with third party insurers providing insurance with respect to minimum premium and partially self-insured plans to the extent claims exceed certain levels ("stop loss coverage"). Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history. The Company maintains reserves for medical and behavioral health claims which reserves are estimates based on periodic reviews of open claims, past claims experience and other factors deemed relevant by management. While the Company believes that such reserves are adequate, the Company cannot predict with certainty the ultimate liability associated with health care costs and past claims experience may not be indicative of future results. Accordingly, if estimated reserve amounts prove to be less than the ultimate liability with respect to such claims, the Company's financial condition, results of operations and liquidity could be materially adversely affected. In addition to the extent an insurer delays or denies the payment of a claim for stop loss coverage, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

     Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Prior to 1997, the Company was insured under a large deductible insurance plan. Under this plan, the Company was obligated to reimburse its insurance carrier for a portion of the insurance risk related to workers' compensation claims up to a predetermined deductible per occurrence of $500,000 (or $1,000,000 in the case of SAI). Workers' compensation costs for 1994, 1995 and 1996 also include reserves for claims which have been incurred but not reported and for anticipated loss development. The Company has recently entered into an arrangement with an insurance company under which substantially all of the cost of the Company's workers' compensation coverage for the years 1997 to 1999 is fixed. Additionally, the Company has entered into agreements whereby the Company reinsured substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996 and, with respect to AMI, the first six months of 1997 also.

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

Recent Developments
-------------------
     On October 27, 1997, the Company announced that it had entered into a definitive merger agreement with Staffing Network, Inc. ("SNI"), a privately held PEO headquartered in Manchester, New Hampshire with approximately 525 clients and more than 5,000 worksite employees. The Company will issue 1,200,000 shares of its common stock in exchange for all of the equity of SNI. The merger will be accounted as a pooling of interests transaction and is expected to close before year-end following receipt of required regulatory approvals.

     On November 7, 1997, the Company announced a three-for-two stock split (the "Stock Split") of its outstanding shares of Common Stock, par value $.001 per share. The stock split will be effected in the form of stock dividend and will entitle each shareholder of record on November 21, 1997 (the "Record Date") to receive an additional share of Common Stock for every two shares of Common Stock held by such shareholder of record on the Record Date. The Stock Split will be paid on December 10, 1997. The Company will pay cash in lieu of fractional shares resulting from the Stock Split based on the last sale price as reported on the NASDAQ National Market System on the Record Date.

Results of Operations
---------------------
     The following table sets forth, for September 30, 1997 and 1996, certain selected income statement data expressed as a percentage of revenues:

                                                 Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                   1997      1996      1997      1996
                                                 ------------------- -------------------
Revenues .....................................     100.0%    100.0%    100.0%    100.0%
                                                 --------- --------- --------- ---------
Direct costs:
   Salaries, wages and employment taxes
     of worksite employees ...................      89.2%     88.1%     89.1%     88.4%
   Health care and workers' compensation .....       3.9%      5.1%      3.9%      4.8%
   State unemployment taxes and other ........       0.9%      0.9%      1.0%      1.0%
                                                 --------- --------- --------- ---------
     Total direct costs ......................      94.0%     94.1%     94.0%     94.2%
                                                 --------- --------- --------- ---------
Gross profit .................................       6.0%      5.9%      6.0%      5.8%
                                                 --------- --------- --------- ---------
Operating expenses:
   Administrative personnel ..................       2.6%      3.1%      2.6%      2.8%
   Other general and administrative, including
     provision for doubtful accounts .........       1.3%      1.4%      1.7%      1.6%
   Sales and marketing .......................       0.8%      1.0%      0.8%      0.9%
   Depreciation and amortization .............       0.2%      0.2%      0.3%      0.1%
                                                 --------- --------- --------- ---------
     Total operating expenses ................       4.9%      5.7%      5.4%      5.4%
                                                 --------- --------- --------- ---------
Operating income .............................       1.1%      0.2%      0.6%      0.4%
Interest income (expense), net ...............       0.0%      0.3%      0.1%      0.1%
                                                 --------- --------- --------- ---------
Income before taxes ..........................       1.1%      0.5%      0.7%      0.5%
Provision for income taxes ...................       0.3%      0.3%      0.3%      0.2%
                                                 --------- --------- --------- ---------
Net income ...................................       0.8%      0.2%      0.4%      0.3%
                                                 ========= ========= ========= =========

     Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

     The Company's revenues for the nine months ended September 30, 1997 were $612.1 million compared to $371.9 million for the nine months ended September 30, 1996, representing an increase of $240.2 million, or 64.6%. This increase was due primarily to an increased number of PEO clients and worksite employees. From September 30, 1996 to September 30, 1997, respectively, the number of PEO clients increased by 21.5%, from 1,035 to 1,257. The number of worksite employees increased 46.8% over the same period, from 23,011 worksite employees to 33,771.

     Salaries, wages and employment taxes of worksite employees were $545.3 million for the nine months ended September 30, 1997, compared to $329.0 million for the same period in 1996, representing an increase of $216.3 million, or 65.7%. Salaries, wages and employment taxes of worksite employees were 89.1% of revenues for the nine months ended September 30, 1997, compared to 88.4% for the same period in 1996. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues is a result of a change in the

Company's client mix towards clients having more favorable workers' compensation risk profiles for which the Company charges a lower fee.

     Health care and workers' compensation costs were $23.7 million for the nine months ended September 30, 1997, compared to $18.0 million for the same period in 1996, representing an increase of $5.7 million, or 31.7%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the nine months ended September 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees. Health care and workers' compensation costs were 3.9% of revenues for the nine months ended September 30, 1997, compared to 4.8% for the same period in 1996. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to a reduction of workers' compensation costs resulting from the Company's guaranteed fixed premium insurance program, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     State unemployment taxes and other direct costs were $6.0 million for the nine months ended September 30, 1997, compared to $3.6 million for the same period in 1996, representing an increase of $2.4 million or 66.7%. This increase was due mainly to the higher volume of salaries and wages paid during the nine months ended September 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 1.0% of revenues for the nine months ended September 30, 1997 and 1996.

     Gross profit was $37.1 million for the nine months ended September 30, 1997, compared to $21.4 million for the same period in 1996, representing an increase of $15.7 million, or 73.4%. Gross profit was 6.0% of revenues for the nine months ended September 30, 1997, compared to 5.8% for the same period in 1996. The increase in gross profit was due mainly to the increase in revenues resulting from an increase in the number of PEO clients and worksite employees. The increase in gross profit as a percentage of revenues was due mainly to the Company's elimination of the sensitivity of workers' compensation costs to the ongoing loss development of historical claims as a result of the Company's guaranteed fixed premium insurance program and its reinsurance of substantially all of its responsibility for prior periods claims, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     Administrative personnel expenses were $16.0 million for the nine months ended September 30, 1997, compared to $10.5 million for the same period in 1996, representing an increase of $5.6 million, or 53.1%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. The Company anticipates that this trend in administrative personnel expenses will continue in future periods as a result of the Company's growth and the expansion of its service offerings. Administrative personnel expenses were 2.6% of revenues for the nine months ended September 30, 1997, compared to 2.8% for the same period in 1996.

     Other general and administrative expenses for the nine months ended September 30, 1997, including the provision for doubtful accounts and $2.2 million of transaction expenses, were $10.4 million for the nine months ended September 30, 1997, compared to $5.8 million for the same period in 1996, representing an increase of $4.6 million, or 80.1%. This increase in other general and administrative expenses was primarily attributable to transaction expenses of approximately $1.2 million in connection with the SAI and AMI acquisitions and an $1.0 million charge related to the purchase of a managed care provider network and the related conclusion of the strategic alliance under which the Company previously operated its workers' compensation managed care business. Other general and administrative expenses, including the provision for doubtful accounts, were 1.7% of revenues for the nine months ended September 30, 1997, compared to 1.6% for the same period in 1996. The increase in other general and administrative expenses, including the provision for doubtful accounts as a percentage of revenues was due mainly to the sustained growth of the Company and non-recurring charges of $2.2 million, as above described.

     Sales and marketing costs were $5.0 million for the nine months ended September 30, 1997, compared to $3.4 million for the same period in 1996, representing an increase of $1.7 million, or 49.5%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.8% of revenues for the nine months ended September 30, 1997, compared to 0.9% for the same period in 1996.

     Net income was $2.8 million for the nine months ended September 30, 1997, compared to $1.3 million for the same period in 1996, representing an increase of $1.5 million, or 118.1%. Earnings per share were $0.31 for the nine months ended September 30, 1997, compared to $0.15 for the same period in 1996, representing an increase of $0.16, or 106.7%.

     Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996
--------------------------------------------------------------------------------

     The Company's revenues for the three months ended September 30, 1997 were $215.1 million compared to $135.5 million for the three months ended September 30, 1996, representing an increase of $79.6 million, or 58.7%. This increase was due primarily to an increased number of PEO clients and worksite employees. From September 30, 1996 to September 30, 1997, respectively, the number of PEO clients increased by 21.5%, from 1,035 to 1,257. The number of worksite employees increased 46.8% over the same period, from 23,011 worksite employees to 33,771.

     Salaries, wages and employment taxes of worksite employees were $191.9 million for the three months ended September 30, 1997, compared to $119.3 million for the same period in 1996, representing an increase of $72.6 million, or 60.9%. Salaries, wages and employment taxes of worksite employees were 89.2% of revenues for the three months ended September 30, 1997, compared to 88.1% for the same period in 1996. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues is a result of a change in the Company's client mix towards clients having more favorable workers' compensation risk profiles for which the Company charges a lower fee.

     Health care and workers' compensation costs were $8.4 million for the three months ended September 30, 1997, compared to $6.9 million for the same period in 1996, representing an increase of $1.5 million, or 21.7%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during the three months ended September 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees. Health care and workers' compensation costs were 3.9% of revenues for the three months ended September 30, 1997, compared to 5.1% for the same period in 1996. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to a reduction of workers' compensation costs resulting from the Company's guaranteed fixed premium insurance program, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     State unemployment taxes and other direct costs were $2.0 million for the three months ended September 30, 1997, compared to $1.2 million for the same period in 1996, representing an increase of $0.8 million or 66.7%. This increase was due mainly to the higher volume of salaries and wages paid during the three months ended September 30, 1997, which was a direct function of the increase in the number of PEO clients and worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 0.9% of revenues for the three months ended September 30, 1997, compared to 0.9% for the same period in 1996.

     Gross profit was $12.8 million for the three months ended September 30, 1997, compared to $8.1 million for the same period in 1996, representing an increase of $4.7 million, or 58.0%. Gross profit was 6.0% of revenues for the three months ended September 30, 1997, compared to 5.9% for the same period in 1996. The increase in gross profit was due mainly to the increase in revenues resulting from an increase in the number of PEO clients and worksite employees. The increase in gross profit as a percentage of revenues was due mainly to the Company's elimination of the sensitivity of workers' compensation costs to the ongoing loss development of historical claims as a result of the Company's guaranteed fixed premium insurance program and its reinsurance of substantially all of its responsibility for prior periods claims, as well as the recognition of part of the deferred gain resulting from the Company's reinsurance of the remaining claims under its previous workers' compensation large deductible insurance plans.

     Administrative personnel expenses were $5.6 million for the three months ended September 30, 1997, compared to $4.2 million for the same period in 1996, representing an increase of $1.4 million, or 33.3%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. The Company anticipates that this trend in administrative personnel expenses will continue in future periods as a result of the Company's growth and the expansion of its service offerings. Administrative personnel expenses were 2.6% of revenues for the three months ended September 30, 1997, compared to 3.1% for the same period in 1996.

     Other general and administrative expenses for the three months ended September 30, 1997, including the provision for doubtful accounts, were $2.9 million for the three months ended September 30, 1997, compared to $2.0 million for the same period in 1996, representing an increase of $0.9 million, or 45.0%. Other general and administrative expenses, including the provision for doubtful accounts, were 1.2% of revenues for the three months ended September 30, 1997, compared to 1.4% for the same period in 1996.

     Sales and marketing costs were $1.6 million for the three months ended September 30, 1997, compared to $1.4 million for the same period in 1996, representing an increase of $0.2 million, or 14.3%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.8% of revenues for the three months ended September 30, 1997, compared to 1.0% for the same period in 1996.

     Net income was $1.7 million for the three months ended September 30, 1997, compared to net income of $0.3 for the same period in 1996, representing an increase of $1.4, or 466.7%. Earnings per share were $0.18 for the three months ended September 30, 1997, compared to $0.03 for the same period in 1996, representing an increase of $0.15, or 500.0%.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1997, the Company had working capital of $18.1 million, compared to $20.7 million at December 31, 1996. The Company had $10.6 million in cash and cash equivalents at September 30, 1997. Of this amount, $2.6 million is restricted.

     The Company's Credit Agreement with a group of banks for which Fleet National Bank ("Fleet Bank") acted as agent provides for a $50.0 million revolving line of credit with a sublimit of $15.0 million for standby letters of credit and revolving credit loans for working capital purposes. The Credit Agreement also provides for advances to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based, at the Company's option, on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants. The facility is secured by a pledge of the shares of all of the Company's subsidiaries. The revolving line of credit matures on April 24, 2000. If, on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facilities, depending upon certain financial covenants. Under the revolving credit facility, the Company had outstanding approximately $6.3 million in standby letters of credit at September 30, 1997 which guarantee the payment of claims to the Company's previous workers' compensation insurance carrier. As of that date, there were no other amounts outstanding under the revolving line of credit.

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

     The Company also has $1.3 million in standby letters of credit with another bank at September 30, 1997, which guarantee the payment of workers' compensation claims acquired upon the SAI Acquisition to SAI former workers' compensation insurance carrier.

     The Company's primary short-term liquidity requirements include prepayment of the Company's workers' compensation insurance premiums for 1998 of approximately $11.0 million, payment of approximately $1.4 million in connection with the Company's purchase of a provider network for its workers' compensation managed care services, and payment of $1.2 million due under the SMG Acquisition agreement, which was paid in November 1997. The Company anticipates that it will obtain short-term financing of the prepayment of the 1998 workers' compensation insurance premium at a favorable rate from a third party. In addition, the Company expects that it will enter into an arrangement in the fourth quarter of 1997 to finance the construction and lease of a new headquarters facility providing for an aggregate commitment by the Company of approximately $12 million.

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

     Net cash used in operating activities was $4.5 million for the nine months ended September 30, 1997, compared to cash provided by operating activities of approximately $0.7 million for the same period in 1996. The Company's negative operating cash flow for the nine months ended September 30, 1997, was due primarily to the payment of $1.0 million in connection with the Company's purchase of a provider network for its workers' compensation managed care services, the payment of approximately $2.6 million in connection with the reinsurance of certain remaining claims under the Company's large deductible workers' compensation insurance policies related to SAI and AMI, the payment of acquisition costs of approximately $1.2 million, a $15.0 million increase in accounts receivable, an increase in prepaid expenses and other current assets of $1.1 million, an increase in other assets of $0.9 million, a decrease in accounts payable and accrued expenses of $0.5 million, a decrease in reserve for claims of $4.7 million, a decrease in deferred compensation of $0.3 million, and a decrease in income taxes of $0.5 million, partially reduced by noncash items such as depreciation and amortization of $1.5 million, provision for doubtful accounts of $0.7 million and a net change of deferred gain of $0.1 million, a decrease in prepaid workers' compensation insurance premium of $3.8 million, a net decrease in reinsurance recoverable of $0.1 million, an increase in accrued salaries, wages, and payroll taxes of $9.2 million, and an increase in reserve for other state taxes of $0.8 million. The increase in accounts receivable resulted from both a higher number of PEO clients and worksite employees served during 1997 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle. The net decrease in reinsurance recoverable was due mainly to the increase of $2.6 million in reinsurance recoverable from the loss portfolio risk transfer of substantially all of the Company's responsibility for remaining claims acquired upon the SAI and AMI acquisitions under their respective large deductible workers' compensation policies for periods prior to their respective acquisition by the Company, offset by the settlement of workers' compensation claims by the Company's insurance carriers of approximately $2.7 million.

     Net cash used in investing activities was $5.2 million for the nine months ended September 30, 1997, compared to $4.5 million used in investing activities in the same period in 1996. This reflects payment of $1.4 million due under the SMG Acquisition agreement, an increase in cash investments maturing over three months of $ 0.4 million and $3.4 million in expenditures for property and equipment to support the Company's growth.

     Net cash provided for financing activities was $0.2 million for the nine months ended September 30, 1997, compared to $24.4 million provided by financing activities in the same period in 1996. The 1997 cash flow reflects the Company's issuance of shares of common stock to employees under the Company's stock option plans, partially offset by principal payment on borrowings and additional costs incurred in connection with the Company's initial public offering.

New Accounting Pronouncement
----------------------------

     In January 1997 the Financial Accounting Standards Board issued Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and fully diluted earnings per share. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share computation.

Inflation
---------

     The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USES OF PROCEEDS

     The following information amends the Report of Sales of Securities and Use of Proceeds Therefrom on Form SR for the fifteen month period ended August 9, 1997, filed with the Securities and Exchange Commission on August 19, 1997. The following information will end the Company's requirements for the reporting of uses of proceeds resulting from its initial public offering in May 1996 of 2,000,000 shares of common stock. The Company received net offering proceeds of $26,875,280, net of $ 2,100,000 underwriting discounts and commissions and $1,024,720 in related offering expenses.

     As of September 30, 1997, the Company had utilized the net offering proceeds as follows:

   Acquisition of other businesses.....................  $    4,907,763
   Payment of costs related to the acquisition
    of other businesses................................       1,215,459
   Payment of a subordinated promissory note...........       1,200,000
   Payment of distribution payable to
    principal stockholders.............................         700,000
   Funding of workers' compensation
    premiums and accrued losses........................       5,795,000
   Prepayment of workers' compensation
    insurance premiums.................................       5,483,972
   Termination of workers' compensation
    managed care provider network agreement............       1,000,000
   Purchases of property and equipment.................       3,378,361
   Working capital.....................................       3,194,725
                                                         ---------------
                                                         $   26,875,280
                                                         ===============

     Other than the payment of the $700,000 distribution payable, which was made to the Company's two principal stockholders who each own in excess of 10% of the Company's outstanding common stock and who are also officers and directors of the Company, none of the net offering proceeds was paid to officers, directors or persons owning 10% or more of the Company's outstanding common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
   No.        Description
-------       -----------
   11         Statement re Computation of Per Share Earnings
   27         Financial Data Schedule


(b)      Reports on Form 8-K

     On September 16, 1997, the Company filed Amendment No. 3 to Current Report on Form 8-K dated June 30, 1997 with the Commission reporting information under
Item 7, Financial Statements and Exhibits.

     On September 16, 1997, the Company filed Amendment No. 2 to Current Report on Form 8-K dated June 30, 1997 with the Commission reporting information under
Item 7, Financial Statements and Exhibits.

     On July 23, 1997, the Company filed Amendment No. 1 to Current Report on Form 8-K dated June 30, 1997 with the Commission reporting information under
Item 7, Financial Statements and Exhibits.

     On July 3, 1997, the Company filed Current Report on Form 8-K dated June 30, 1997 with the Commission reporting information under Item 2, Acquisition or Disposition of Assets and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE VINCAM GROUP, INC.

November 14, 1997         By: /S/ STEPHEN L. WAECHTER
-----------------             --------------------------------------------------
Date                          Stephen L. Waechter, Chief Financial Officer,
                              Senior Vice President Finance and Administration
                              (Principal Financial Officer)

November 14, 1997         By: /S/ MARTINIANO J. PEREZ
-----------------             -------------------------------------------------
Date                          Martiniano J. Perez, Vice President and Controller
                              (Principal Accounting Officer)

                             THE VINCAM GROUP, INC.
                                 EXHIBITS INDEX



Exhibit
   No.        Description
-------       -----------
   11         Statement re Computation of Per Share Earnings
   27         Financial Data Schedule

                                                                   EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                           THE VINCAM GROUP, INC.
                    CALCULATION OF NET INCOME PER COMMON
                        AND COMMON EQUIVALENT SHARE


                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                --------------------------  --------------------------
                                                     1997          1996          1997          1996
                                                ------------  ------------  ------------  ------------

Net income                                      $ 1,685,315   $   299,302   $ 2,782,761   $ 1,275,723
                                                ============  ============  ============  ============
Weighted average number of common shares
  outstanding during the period                   8,956,271     7,841,228     8,630,852     7,343,254

Assumed exercise of stock options, net of
  treasury shares acquired                          471,952       534,699       491,475       501,613

Issuance of mandatorily redeemable preferred
  stock deemed a common stock equivalent              --        1,043,933         --          604,181
                                                ------------  ------------  ------------  ------------
Weighted average number of shares used in
  earnings per share calculation                  9,428,223     9,419,860     9,122,327     8,449,048
                                                ============  ============  ============  ============
Net income per common and common
  equivalent share                              $      0.18   $      0.03   $      0.31   $      0.15
                                                ============  ============  ============  ============
Fully diluted net income per common
  and common equivalent share *                 $      0.18   $      0.03   $      0.31   $      0.15
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