Form 10-K405
period 1997-12-31
VINCAM GROUP INC
filed 1998-03-31
CIK 1008896

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-28148

                             THE VINCAM GROUP, INC.
             (Exact name of registrant as specified in its charter)

             FLORIDA                                       59-2452823
     State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         2850 DOUGLAS ROAD
    CORAL GABLES, FLORIDA 33134                        (305) 460-2350
 (Address of principal executive offices)     (Registrant's telephone number,
                                                  including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
 $.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $282.8 million based on the $28.00 closing sale price for the Common Stock on the Nasdaq National Market System on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by affiliates of the registrant.

As of March 20, 1998, The Vincam Group, Inc. had 15,573,632 shares of Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- PORTIONS OF REGISTRANT'S PROXY STATEMENT RELATING TO THE 1998 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 21, 1998.


------------------------------------------------------------------------------

                             THE VINCAM GROUP, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                                PAGE
                                                                                                               ------

PART I

Item 1.         Business..........................................................................................1
Item 2.         Properties.......................................................................................19
Item 3.         Legal Proceedings................................................................................19
Item 4.         Submission of Matters to a Vote of Security Holders..............................................21


PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters............................22
Item 6.         Selected Financial Data..........................................................................23
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of

                Operations.......................................................................................24
Item 7a.        Quantitative and Qualitative Disclosures About Market Risk.......................................34
Item 8.         Financial Statements and Supplementary Data......................................................35
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.......................................................................................66

PART III

Item 10.        Directors and Executive Officers of the Registrant ..............................................66
Item 11.        Executive Compensation...........................................................................66
Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................66
Item 13.        Certain Relationships and Related Transactions...................................................66

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................67

SIGNATURES.......................................................................................................72

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

           In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), The Vincam Group, Inc. ("Vincam" or the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to maintain or to further expand the range of services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations, and to achieve synergies and other cost savings in the operation of acquired companies; and (x) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission including this Form 10-K.

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

           Vincam, one of the ten largest professional employer organizations ("PEO") in the industry based on 1996 revenues (according to Staffing Industry Analysts, Inc.), provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. PEOs provide human resource services, such as payment of wages, employee benefits and regulatory compliance, through the creation of a co-employment agreement. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. The Company believes its services assist business owners in: (i) managing costs associated with workers' compensation, health insurance coverage, workplace safety programs and certain employment-related litigation, (ii) providing employees with competitive health care and related benefits that are more characteristic of large employers and
(iii) reducing the time and effort required by business owners and executives to deal with the increasingly complex legal and regulatory environment affecting employment. As of December 31, 1997, the Company provided professional employer services to approximately 1,900 client organizations with approximately 40,600 employees, primarily in Florida, Michigan, Georgia, Colorado and the New England area. The Company was among the first PEOs to be accredited by the Institute for the Accreditation of Professional Employer Organizations. In addition, the Company capitalizes on its managed care expertise by offering certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, health maintenance organizations ("HMOs") and large employers.

           According to the U.S. Small Business Administration, in 1995 (the last year for which statistics are available) there were approximately 5.4 million businesses in the United States with fewer than 500 employees. Collectively, these businesses employed an estimated 52.7 million employees and represented approximately $1.25 trillion in aggregate annual payroll, implying a potential market size for PEO services of $1.5 trillion (assuming an average mark-up of approximately 20%). The PEO industry began to evolve in the early 1980s largely in response to the burdens placed on small to medium-sized employers by increasing employment costs, an increasingly complex legal and regulatory environment and high benefit and workers' compensation costs. While various service providers, such as payroll processing firms, benefits and safety consultants and temporary services firms, are available to assist these businesses with specific tasks, these organizations do not typically provide a comprehensive range of employment-related services. PEOs address this market void. PEOs enter into agreements with numerous small to medium-sized employers, achieving economies of scale as professional employers and performing employment-related functions at a level typically available only to large corporations which have substantial resources to devote to human resources management. The Company considers medium-sized businesses to be those with 20 to 500 employees.

           The PEO industry has experienced significant growth in recent years. Staffing Industry Analysts, Inc. estimates that gross revenues in the PEO industry grew from $5.0 billion in 1991 to $17.3 billion in 1996, representing a compounded annual growth rate of approximately 28%. The Company believes that the growth in the number of small businesses in the United States, the low market penetration of the PEO industry and the increasing willingness of businesses to outsource non-core activities and functions has contributed to the growing demand for PEO services. The PEO industry is highly fragmented, with approximately 2,000 PEOs in operation, according to the National Association of Professional Employer Organizations. The Company believes that increasing industry and regulatory complexity, the increasing capital requirements associated with developing larger service delivery infrastructures and management information systems and the significant economies of scale available to the PEOs with a regional concentration of clients should lead to significant consolidation opportunities in the PEO industry.

           The Company intends to expand in current markets and to enter selected new markets by acquiring established, quality PEOs to provide a platform for future regional consolidation. The Company has identified certain fundamental attributes which characterize attractive potential new markets such as (i) proximity to a major metropolitan area, (ii) regulatory receptivity to PEOs, (iii) prior successful introduction of the PEO concept, (iv) favorable economic conditions and (v) a high concentration of small to medium-sized businesses.

           As part of its acquisition strategy, the Company has established a presence in the Denver, Colorado PEO market through the Company's January 1997 acquisition of Staff Administrators, Inc. ("SAI"), a privately held PEO headquartered in Denver, Colorado (the "SAI Acquisition"). On June 30, 1997, the Company acquired Amstaff, Inc. ("AMI"), a privately held PEO headquartered in Novi, Michigan (the "AMI Acquisition"). On December 1, 1997, the Company established a presence in the New England PEO market through its acquisition of Staffing Network, Inc., a privately held PEO headquartered in Manchester, New Hampshire (the "SNI Acquisition"). The Company further increased its presence in New England through its acquisition of Corporate Staff Services, Inc. ("CSS"), a privately held PEO headquartered in Orange, Connecticut on January 30, 1998 (the "CSS Acquisition"). Unless otherwise noted herein, data with respect to the Company do not reflect the effects of the CSS Acquisition. These acquisitions added approximately 1,060 new clients and approximately 12,049 worksite employees to the Company's ranks. See "Business--Recent Acquisitions" below. Although the Company has acquired five PEOs since its initial public offering in May 1996, there can be no assurance that other suitable acquisition candidates will be found in the future, that the Company will have or be able to obtain the necessary financing to consummate acquisitions, that acquisitions can be consummated on favorable terms or that any acquired companies, and/or their diverse service models, can be successfully integrated into the Company's operations. There can be no assurance that management skills, systems and resources currently in place will be adequate to implement the Company's strategy. The failure to manage growth effectively or to implement its strategy could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

SERVICES

           Vincam provides professional employer services through four core activities: (i) human resource administration, (ii) employer regulatory compliance management, (iii) workers' compensation cost containment and (iv) employee benefits and related administration. Vincam's services allow clients to concentrate their resources on their core businesses. In addition, the Company leverages its managed care expertise by offering certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs and large employers.

           HUMAN RESOURCE ADMINISTRATION. Vincam's comprehensive human resource services reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. As a co-employer, the Company is responsible for payroll and attendant record-keeping, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims and compliance with certain regulatory requirements. Vincam develops and administers customized personnel policies and procedures for each of its clients, relating to, among other things, performance appraisals, discipline and terminations. The Company also provides temporary staffing, recruiting, orientation, training, counseling, substance abuse awareness and outplacement services for worksite employees.

           EMPLOYER REGULATORY COMPLIANCE MANAGEMENT. Under its standard contract, the Company assumes responsibility for complying with many employment-related regulatory requirements. In addition, Vincam assists its clients in understanding and complying with other employment-related requirements for which the Company does not assume responsibility. Laws and regulations applicable to employers include state and federal tax laws, state workers' compensation laws, state unemployment laws, occupational safety and health laws, immigration laws and federal, state and local discrimination and other civil rights laws. When a claim arises, the Company provides assistance through either its in-house legal department or outside counsel. In order to respond to such claims in a cost-effective manner, the Company has entered into a partially capitated fee arrangement with Jackson, Lewis, Schnitzler & Krupman ("Jackson, Lewis"), a national law firm specializing in employment and labor issues, which provides legal representation to the Company's clients. The Company's arrangement with Jackson, Lewis requires Vincam to pay a fixed amount based on a percentage of payroll (the "Capitated Payment") regardless of the amount of services rendered by Jackson, Lewis to Vincam and its clients. Jackson, Lewis is obligated to provide services to Vincam and its clients in excess of the Capitated Payment, but only up to a certain level (the "Fee Cap"). Jackson, Lewis charges Vincam a reduced hourly rate for services rendered to Vincam and its clients in excess of the Fee Cap.

           WORKERS' COMPENSATION COST CONTAINMENT. Workers' compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any co-payment by the employee. See "Industry Regulation." Prior to 1997, the Company maintained a large deductible workers' compensation insurance policy and developed various systems and policies designed to control its workers' compensation costs. These systems and policies include comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, early intervention in employee injury, intensive management of the medical costs related to such injuries and the prompt return of employees to work. The Company seeks to prevent workplace injuries by implementing a wide variety of training, safety and mandatory drug-free workplace programs. Specific components of the Company's proprietary managed care system include the prompt identification and reporting of injuries, the use of Company-designated health care providers, utilization and fee review, telephonic claims and case management, auditing of bills and other techniques designed to reduce medical costs. The Company's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, modified-duty positions until they are able to resume their former positions. In 1997, the Company entered into an arrangement with Reliance National Insurance Company ("Reliance National") to provide workers' compensation insurance coverage at a cost which is equal to a fixed percentage of the average standard premium, subject to a deductible of only $2,000 per medical claim. In January 1998, the Company modified its arrangement with Reliance National. The arrangement, originally covering the years 1997 through 1999, now includes the year 2000 under certain revised terms and conditions. The arrangement remains a guaranteed cost program. The Company intends, however, to continue to manage its workers' compensation costs. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

           EMPLOYEE BENEFITS AND RELATED ADMINISTRATION. Vincam currently offers to worksite employees an employee benefits package which includes several health care options, such as preferred provider organizations ("PPOs"), HMOs, and exclusive provider organizations ("EPOs"). Supplemental benefit programs offer dental care, vision care, prescription drugs, an employee assistance plan, mental health benefits and several life and disability insurance options. Vincam also offers 401(k) retirement savings and cafeteria plans to its eligible employees. The Company delivers participant benefits to worksite employees and monitors and reviews claims for loss control purposes. The Company believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention. Certain regulatory issues, however, may affect the ability of PEOs to offer certain benefit plans and/or the manner in which such plans are offered and administered. See "Industry Regulation."

           SPECIALTY MANAGED CARE SERVICES. The growth in the Company's core PEO business provided Vincam with significant expertise and experience in managing a wide range of employee health care and disability costs. In order to further capitalize on that expertise, the Company offers a variety of specialty managed care services (such as employee assistance programs, behavioral health managed care, comprehensive workers' compensation managed care services, risk management and loss containment services) on a stand-alone basis to health and workers' compensation insurance companies, HMOs and large employers. The Company's employee assistance program and behavioral health managed care services provide a client company's employees (which may or may not be worksite employees provided by the Company) with access to a network of professionals, established and monitored by the Company, who can address behavioral health issues and assist employees with personal problems such as alcohol or drug abuse, financial or legal concerns and marriage or family problems. The Company's workers' compensation managed care services, risk management services and loss containment services include (i) claim management, reporting and processing,
(ii) coordination of all procedures for handling injuries, (iii) development of safety programs and supervisory training in safety techniques and self-inspection, (iv) implementation of medical provider networks, (v) investigation of fraudulent claims and (vi) monitoring of all continuing claims and return-to-work programs.

           The Company believes that expansion of its specialty managed care services will (i) enhance its leverage in negotiating provider arrangements and create greater economies of scale, (ii) increase profit margins by using existing service delivery infrastructures to generate additional revenue and
(iii) benefit the Company's PEO operations by making the Company's specialty managed care services more cost-effective, innovative and competitive. The Company believes that the continued evolution of Vincam's specialty managed care services could require structural and organizational modifications to the Company's traditional relationships with other participants in the health care industry. For example, in 1997, the Company purchased a managed care provider network in Florida from the HMO with which it previously had a strategic alliance to provide workers' compensation managed care services. The Company expects that any expansion of its specialty managed care services outside of Florida will also require licensure. See "Industry Regulation."

CLIENT RELATIONSHIPS

           The Company and its clients are often referred to as co-employers because each is responsible for certain specified employer-related obligations. The division of responsibilities below is not exhaustive, but serves as an illustration.


            VINCAM                                CLIENT                                    JOINT
-------------------------------    -------------------------------------   ----------------------------------------
/bullet/  Payment of payroll,      /bullet/   Supervision and training of  /bullet/  Implementation of policies
tax reporting and payment          job-specific activities of worksite     and practices relating to the
(state and federal                 employees                               employer/employee relationship
withholding, Federal
Insurance Contributions Act        /bullet/  Assignment to, and            /bullet/  Selection of fringe benefits,
("FICA"), Federal                  ownership of, all intellectual          including employee leave policies
Unemployment Tax Act               property rights                         (other than as controlled by the
("FUTA"), and state                                                        Family and Medical Leave Act or
unemployment)                      /bullet/  Product liability             state law)

/bullet/  Workers'                 /bullet/ Professional liability or      /bullet/  Employer liability under
compensation compliance,           malpractice                             workers' compensation laws
procurement, management
and reporting                      /bullet/  Compliance with state and     /bullet/  Compliance with Title VII of
                                   local government contracting            the Civil Rights Act of 1964, the
/bullet/ Employee benefit          provisions, professional licensing      Age Discrimination in Employment
procurement, administration        and fidelity requirements and           Act, the Federal Drug Free
and payment                        Title III of the Americans with         Workplace Act (and any state or
                                   Disabilities Act ("ADA") (i.e.,         local equivalent) if applicable, the
                                   public access to facilities)            Fair Labor Standards Act and
                                                                           similar state legislation, ADA and
                                   /bullet/  Negligent or tortious         any other applicable employment-
                                   conduct of worksite employees           related law
                                   acting under the direction and
                                   control of the client                   /bullet/  Compliance with Internal
                                                                           Revenue Code provisions regarding
                                   /bullet/  Determination of salaries     benefits discrimination
                                   and wages of worksite employees

         The Company's standard PEO services agreement provides for an initial one year term, subject to termination by the Company or the client at any time during the first year upon 30 days' prior written notice. Thereafter, the contract may be terminated upon 30 days' written notice given prior to the expiration of the renewal term or immediately for cause. Client contracts acquired in acquisitions may be terminable upon shorter notice, or under different terms, than under the Company's standard PEO services agreements. Revenues from professional employer services are based on a pricing model that takes into account the gross pay of each employee and a mark-up which includes the estimated costs of federal and state employment taxes, workers' compensation, employee benefits and human resource administrative services, as well as a provision for profit. The Company includes in its revenues all amounts billed to clients for gross payroll and wages, related employment taxes and health care and workers' compensation coverage. The specific mark-up varies by client based on the workers' compensation classification of the worksite employees, their eligibility for health care benefits and the complexity of administering the client service agreement. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix, which cannot be predicted with any degree of certainty.

         At December 31, 1997, Vincam served approximately 1,900 PEO client companies and had approximately 40,600 active worksite employees resulting in an average of 21 employees per PEO client. In addition, the acquisition of CSS in January 1998 added approximately 113 clients and 1,150 active worksite employees. No single client accounted for more than 4% of Vincam's revenues for 1997. Approximately, 47%, 21%, 12%, 9%, and 9% of the total revenues of the Company were derived from the Company's operations in Florida, Michigan, New England, Colorado and Georgia, respectively. The Company's PEO client base is broadly distributed throughout a wide variety of industries. As of December 31, 1997, Vincam's approximate worksite employee and PEO client company distribution by major Standard Industrial Classification code as a percentage of the total is set forth below:


                                                                               WORKSITE
                              INDUSTRY GROUP                                   EMPLOYEES           PEO CLIENTS
                                                                               ---------           -----------

Services............................................................             35%                  47%
Manufacturing.......................................................             21%                  14%
Transportation, Communication & Utility.............................             12%                   8%
Retail Trade........................................................             18%                  13%
Wholesale Trade.....................................................              1%                   1%
Agriculture (Landscaping)...........................................              3%                   2%
Finance, Insurance & Real Estate....................................              3%                   5%
Construction........................................................              7%                  10%

         The number of worksite employees employed by the Company at the end of each of 1993 (without giving effect to the Company's acquisitions because data for 1993 for the acquired companies is not available), 1994, 1995, 1996 and 1997 was 6,587, 14,871, 19,876, 32,757 and 40,615, respectively. There can be no assurance that the number of worksite employees employed by the Company will continue to grow at the same rate or that such number will not decrease.

         The Company has benefited from a high level of client retention, resulting in a significant recurring revenue stream. A PEO's client retention rate for a particular year may be calculated (according to the National Association of Professional Employer Organizations) by dividing: (i) the number of clients of the PEO at year end by (ii) the sum of clients at the beginning of the year and clients added during the year. Using this method, Vincam had client retention rates of 87%, 89% and 85% for 1995, 1996 and 1997, respectively. Client attrition experienced by Vincam is based on a variety of factors, including (i) client nonrenewal due to price or service dissatisfaction, (ii) client business failure or downsizing, (iii) termination by Vincam resulting from the client's inability to make timely payments or the client's breach of the PEO services agreement and (iv) sale or acquisition of the client.

RECENT ACQUISITIONS

         On December 1, 1997, the Company acquired SNI, a privately held PEO headquartered in Manchester, New Hampshire with approximately 525 clients and more than 5,000 worksite employees. The Company issued 1,800,000 shares of its common stock in exchange for all of the equity of SNI. The SNI Acquisition has been accounted for as a pooling of interests. On January 30, 1998, the Company further increased its presence in New England through its acquisition of CSS, a privately held PEO headquartered in Orange, Connecticut with approximately 113 clients and 1,150 worksite employees. The Company issued 150,000 shares of its common stock in exchange for all of the outstanding shares of common stock of CSS. The transaction was not material to the Company's financial condition and results of operations and will be accounted for in future periods as a pooling of interests. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

         On June 30, 1997, the Company acquired AMI, a privately held PEO headquartered in Novi, Michigan with approximately 220 clients and 4,000 worksite employees. The Company issued 547,743 shares of its common stock in exchange for all of the outstanding shares of common stock of AMI and its subsidiaries. The transaction has been accounted for as a pooling of interests. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

         On January 7, 1997, the Company acquired SAI, a privately held PEO headquartered in Denver, Colorado with approximately 230 clients and 3,500 worksite employees. The Company issued 780,000 shares of its common stock in a merger transaction in exchange for all of the equity in SAI and its subsidiaries. The SAI Acquisition has been accounted for as a pooling of interests. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements.

SALES AND MARKETING

         The Company markets its services through a direct sales force of 62 sales representatives, each of whom reports to either an area president or a sales manager. The Company attributes the high productivity of its sales representatives to their prior years of experience in fields related to one or more of the Company's core services. The backgrounds of the Company's sales representatives include experience in industries such as payroll services, health insurance, temporary services and workers' compensation insurance. The Company's sales materials emphasize its broad range of high quality services and the resulting benefits to clients and worksite employees. The Company's sales and marketing strategy is to hire additional sales representatives in its existing markets and to increase sales productivity.

         Vincam generates sales leads from several sources. These sources include direct sales efforts, telemarketing and referrals. These leads result in initial presentations to prospective clients. Vincam's sales representatives then gather relevant information about the prospective client and its employees. This information is reviewed in the context of Vincam's pricing model and client selection guidelines. A client proposal is prepared for acceptable prospective clients.

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

INFORMATION TECHNOLOGY

         The Company's information systems are designed to assist the Company in managing costs and delivering comprehensive high quality services. The Company's proprietary systems allow real time reporting of worksite accidents and injuries, enabling Vincam to implement promptly its managed care techniques and thereby better control workers' compensation and other health care costs.

         Many existing computer programs use only two digits to identify a year in the date field, which, if not corrected, will cause such computer applications to fail or create erroneous results by, during or after the year 2000 (the "year 2000 issue"). The year 2000 issue may materially affect the Company's services or competitive conditions. The year 2000 issue affects computer systems that have time-sensitive programs (such as the Company's payroll processing programs) that may not properly recognize the year 2000. This could result in major system failures or miscalculations. The Company has begun the process of identifying, evaluating and implementing changes to computer programs necessary to address the year 2000 issue in order to provide uninterrupted, normal operations of critical business systems before, during and after the year 2000. If necessary modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material adverse effect on the results of operations and financial condition of the Company. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         The Company's competitors include (i) traditional in-house human resource departments, (ii) other PEOs and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers. Certain of such companies, many of which have greater financial and other resources than the Company, have recently entered or are seeking to enter the professional employer services market.

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

         The Company believes that barriers to entry into the PEO industry are increasing, including among others: (i) the complexity of the PEO business and the need for expertise in multiple disciplines; (ii) the three to five years of experience required to establish experience ratings in the key cost areas of workers' compensation, health insurance and unemployment; and (iii) the need for sophisticated management information systems to track all aspects of business in a high-growth environment.

EMPLOYEES

         As of December 31, 1997, the Company had 559 corporate employees. For information with respect to the Company's worksite employees, see
"Business--Client Relationships."

                               INDUSTRY REGULATION

OVERVIEW

         The Company's professional employer and specialty managed care operations are subject to extensive state and federal regulations that include operating, fiscal, licensing and certification requirements. Adding complexity to the Company's regulatory environment are (i) uncertainties resulting from the non-traditional employment relationships created by PEOs, (ii) variations in state regulatory schemes and (iii) the ongoing evolution of regulations regarding health care and workers' compensation.

         Many of the federal and state laws and regulations relating to labor, tax and employment matters applicable to employers were enacted prior to the development of non-traditional employment relationships and, accordingly, do not specifically address the obligations and responsibilities of PEOs. Moreover, both the Company's PEO and specialty managed care services are regulated primarily at the state level. Regulatory requirements regarding the Company's business therefore vary from state to state, and as the Company enters new states, it will be faced with new regulatory and licensing environments. There can be no assurance that the Company will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which it is not currently operating, that it will be able to provide the full range of services currently offered in Florida or that it will be able to operate profitably within the regulatory environment of any state in which it does obtain regulatory approval. The absence of required licenses would require the Company to restrict the services it offers. In addition, many states have not yet promulgated definitive interpretations of existing statutes and regulations or new statutes and regulations with respect to emerging specialty managed care services such as those provided by the Company. As a result, as such interpretations or new statutes and regulations emerge, the Company may be required to obtain licenses with respect to its specialty managed care services or alter the manner in which it currently markets and provides such services. There can be no assurance that the Company will be able to satisfy any such additional licensing requirements imposed upon its specialty managed care services.

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

         Regulation in the health care and workers' compensation fields continues to evolve. Sweeping reforms have been the subject of debate at both the federal and state government levels. New legislation or interpretations of current licensing and regulatory requirements could impose operating or licensing requirements on the Company which it may not be able to satisfy or which could have a material adverse effect on the Company's financial condition and results of operations. Healthcare reform and/or specific changes in laws or regulations may impact demand for the Company's services, require the Company to develop new or modified services to meet the demands of the marketplace or modify the fees that the Company may charge for its services. Additionally, interpretation of such legislation or regulation by regulatory agencies with broad discretionary powers could require the Company to modify its existing operations materially in order to comply with applicable regulations. In addition, although health care reform at the state and federal level seeks solutions to contain health care costs, there can be no assurance that such proposals will be successful. The Company cannot predict the effect any such proposed reform would have on its business. If new legislation results in increased health care costs, which comprise a significant portion of the Company's direct costs, and if the Company is not able to reflect promptly such increased costs in its service fees, the legislation could have a material adverse impact on the Company's future operations and liquidity.

         While the Company cannot predict with certainty the development of federal and state regulations, management will continue to pursue a proactive strategy of educating administrative authorities as to the advantages of PEOs and assisting in the development of regulation which appropriately accommodates their legitimate business function. There can be no assurance, however, that existing laws and regulations that are not currently applicable to the Company will not be interpreted more broadly in the future so as to apply to the Company's existing activities or that new laws and regulations will not be enacted with respect to the Company's activities, either of which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity. For example, Colorado has enacted health care insurance legislation which may reduce certain cost advantages that the Company can offer to small business clients in that state. Similar legislation is being considered in at least one other state. Although the Company is not in a position to determine the full cost of compliance with Colorado's small business health care legislation, the Company anticipates that such costs will be significant and that such legislation may adversely affect the Company's ability to attract and retain clients in Colorado. The Company is not, however, currently in a position to make any further determination regarding, or to quantify, the impact of such legislation or whether it will ultimately be material to the Company's results of operations.

PEO SERVICES

         PEO LICENSING REQUIREMENTS. A critical aspect of the growth of the PEO industry has been increasing recognition and acceptance of PEOs by state authorities. As the concept of PEO services was understood by regulatory authorities, the regulatory environment began to shift from one of hostility and skepticism to one of regulatory recognition of the industry. During the middle-to-late 1980s, legitimate industry participants were challenged to overcome well publicized failures of financially unsound and, in some cases, unscrupulous operators. Given this environment, Vincam and other industry leaders, in conjunction with the National Association of Professional Employer Organizations, worked with relevant government entities to establish a regulatory framework designed to protect clients and employees and discourage unscrupulous and financially unsound operators, thereby promoting the legitimacy and further development of the industry.

         While many states do not explicitly regulate PEOs, approximately fifteen states, including Florida and New Hampshire where the Company conducts business, have laws with licensing or registration requirements for PEOs. Several additional states, including Georgia and Michigan where the Company conducts business, have considered such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. State regulation assists in screening insufficiently capitalized PEO operations and, in the Company's view, has the effect of legitimizing the PEO industry generally by resolving interpretative issues concerning employee status for specific purposes under applicable state law. Limited interpretative or enforcement guidance is available for recently enacted PEO regulations. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company actively supports such regulatory efforts.

         In Florida, the Company's PEO operations are licensed under the Florida Employee Leasing Licensing Act of 1991 (the "Florida Licensing Act"). The Florida Licensing Act requires PEOs and their controlling persons to be licensed, mandates reporting requirements and allocates several employer responsibilities. The Florida Licensing Act also requires licensed PEOs to submit annual financial statements to the Florida Board of Employee Leasing Companies and maintain a tangible accounting net worth and positive working capital. Additionally, the Florida Licensing Act requires PEOs to, among other things: (i) reserve the right of direction and control over worksite employees (which the statute refers to as leased employees), (ii) enter into a written agreement with the client company, (iii) pay wages to the worksite employees,
(iv) pay and collect payroll taxes, (v) maintain authority to hire, terminate, discipline and reassign employees, (vi) reserve a right to direct and control the management of safety, risk and hazard control at the worksite, (vii) promulgate and administer employment and safety policies, and (viii) manage workers' compensation claims. The New Hampshire PEO licensing statute is, in all material respects, like the Florida Licensing Act.

         FEDERAL AND STATE EMPLOYMENT TAXES. The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) income tax withholding requirements, (ii) social security obligations under FICA and (iii) unemployment obligations under FUTA. Pursuant to these obligations, the employer has the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

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

         EMPLOYEE BENEFIT PLANS. The Company offers various employee benefit plans to its worksite employees, including a 401(k) plan, a cafeteria plan, group health plans, group life insurance plans, group disability insurance plans and an employee assistance plan. Generally, employee benefit plans are subject to provisions of both the Code and ERISA. In order to qualify for favorable tax treatment under the Code, the 401(k) plan must be established and maintained by an employer for the exclusive benefit of its employees. Most of these benefit plans are also offered to Vincam's corporate employees.

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

         If the IRS study were to conclude that a PEO is not an employer of its worksite employees for plan purposes, worksite employees could not continue to participate in the Company's 401(k) plan or cafeteria plan or continue to participate in certain other employee benefit plans of the Company. If such conclusion were applied retroactively in the case of the Company's 401(k) plan, employees' vested account balances would become taxable immediately, the Company would lose its tax deduction to the extent the contributions were not vested, the plan trust would become a taxable trust and penalties and additional taxes for prior periods could be assessed. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation. A retroactive application by the IRS of an adverse conclusion could have a material adverse effect on the Company's financial position and results of operations. While Vincam believes that a retroactive disqualification is unlikely, there can be no assurance as to the ultimate resolution of these issues. In addition, if the Company is required to report and pay employment taxes for the separate accounts of its clients rather than for its own account as a single employer, the Company would incur increased administrative burdens.

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

         In addition to the employer/employee relationship requirement described above, pension and profit-sharing plans, including the Company's 401(k) plan, must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in, qualified employee benefit plans. The

Company applies the applicable nondiscrimination requirements of the Code at the client company level to ensure that its 401(k) plan is in compliance with the requirements of the Code.

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

         The U.S. Department of Labor has issued a few advisory opinions to PEOs advising such PEOs that their respective health plans, which covered worksite employees, were multiple-employer plans, rather than a single employer plan. The Company believes it is a co-employer of worksite employees, and as such the Company views its group health plan, which also covers worksite employees, to be a single employer plan. If these Department of Labor opinions were applied to the Company's health plan, or to the Company's other employee benefit plans, the Department of Labor could assess penalties against the Company for having incorrectly filed annual reports treating such plan(s) as a single employer plan. The Department of Labor could also assess penalties against the Company's clients for failure to file annual reports. In such a scenario, the Company would face the risk of client dissatisfaction as well as potential litigation, and its financial condition, results of operations and liquidity could be materially adversely affected.

         WORKERS' COMPENSATION. Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. In exchange for providing workers' compensation coverage for employees, the liability of the employer under the workers' compensation statute is exclusive. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. These laws establish the rights of workers to receive benefits and to appeal benefit denials. Workers' compensation laws also regulate the methods and procedures which the Company may employ in its workers' compensation managed care programs. For example, most workers' compensation laws prohibit medical co-payment and deductible payment by employees. In addition, certain states restrict employers' rights to select health care providers and establish maximum fee levels for treatment of injured workers.

         In most states, workers' compensation benefits coverage (for both medical costs and lost wages) is available through the purchase of commercial insurance from private insurance companies, participation in state-run insurance funds or employer self-insurance. Insurance carriers determine the employer's premium through an evaluation of risk by industry type, factors specific to the employer, and the employer's actual loss history. Typically, the insurance market maintains loss data on an individual employer basis through the experience rating system. Because PEOs aggregate many individual employer risks under a single policy, and may fundamentally alter the loss experience of those risks, PEO relationships have altered traditional methodologies for determining premium and collecting and maintaining experience rating data. Some states are evaluating the regulations applicable to the experience rating system to ensure adequate data and premium collection within the PEO industry. Changes to existing experience rating mechanisms, if adopted, could materially adversely affect the cost of providing, and the market for, PEO services.

         As a creation of state law, workers' compensation is subject to change by the state legislature and is influenced by the political processes in each state. Several states have mandated that employers receive coverage only from state-operated funds. Florida and other states have adopted legislation requiring that all workers' compensation injuries be treated through a managed care program. While such legislation may increase the market for the Company's workers' compensation managed care services, it may also intensify the competition faced by the Company for such services. In addition, federal health care reform proposals have included a proposal that may require 24-hour health coverage, in which the coverage of traditional employer-sponsored health plans is combined with workers' compensation coverage to provide a single insurance plan for health problems, whether or not related to work. If such a proposal were enacted into law, the incorporation of workers' compensation coverage into conventional health plans may adversely affect the market for the Company's services and may intensify the competition faced by the Company from HMOs and other health care providers. Moreover, because workers' compensation benefits are mandated by law and are subject to extensive regulation, payors and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. It is difficult for payors and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits because workers' compensation programs vary from state to state.

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

         OTHER EMPLOYER-RELATED REQUIREMENTS. As an employer, the Company is subject to a wide variety of federal and state laws and regulations governing employer-employee relationships, including the Immigration Reform and Control Act, the ADA, the Family and Medical Leave Act, the Occupational Safety and Health Act, wage and hour regulations and comprehensive state and federal civil rights laws and regulations, including those prohibiting discrimination. The definition of employer may be broadly interpreted under these laws.

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

SPECIALTY MANAGED CARE SERVICES

         The Company currently offers managed behavioral health and workers' compensation managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs and large employers. Under certain of these arrangements, the Company offers these services on a capitated, risk-bearing basis. Laws in all states regulate the business of insurance and the establishment and operation of health maintenance organizations and other networks of health care providers. The Company's use or establishment of provider networks in the provision of managed mental health care services or workers' compensation managed care services could subject the Company to regulation under state statutes regarding managed care provider networks. To the extent that the Company operates or is deemed to operate in one or more states as a prepaid limited health services organization, HMO, prepaid health plan or other similar entity, it will be required to comply with certain statutes and regulations that, among other things, may require it to maintain minimum levels of deposits, capital, surplus, reserves or net worth, and also may limit the ability of the Company and its subsidiaries to pay dividends. In addition, many of these regulations vary on a state-by-state basis, and there can be no assurance that, as the Company's operations expand, it will be able to satisfy the various requirements of other states or be able to offer the same services covered in Florida.

         The Florida Department of Insurance (the "DOI") implemented rules pursuant to a prepaid limited health services organization statute enacted in 1993. This statute provides for the regulation of limited service prepaid health plans in a manner similar to the regulation of HMOs. The Company has obtained a written determination from the staff of the DOI to the effect that its provision of capitated managed behavioral health care services does not subject the Company to regulation under this statute. However, there can be no assurance that the DOI will not take a contrary position in the future.

         In 1997, the Company purchased a managed care provider network in Florida from the HMO with which it had previously had a strategic alliance to provide workers' compensation managed care services. The Company's provider network is certified in Florida as a workers' compensation managed care arrangement, and the Company has filed for licensure of a provider network in Georgia as a managed care organization. There can be no assurance that future interpretations of insurance and health care network laws by the regulatory authorities of states in which the Company does business (or in states into which the Company may expand such business) will not require licensure or a restructuring of all or some of the Company's operations, or adversely impact the Company's results of operations or financial condition.

         In addition, certain of the Company's specialty managed care services, including its managed behavioral health care services and certain of its workers' compensation managed care services, involve review of requests for medical care or therapy. Approximately half of the states, including Florida, Georgia, Alabama and South Carolina where the Company conducts business, have enacted laws that require licensing of businesses that provide medical review services. These laws typically establish minimum standards for qualification of personnel, as well as confidentiality, internal quality control and dispute resolution procedures. Such regulatory programs may require additional licensure or increase the Company's operating costs, which may in turn have an adverse impact upon the Company's competitive position.

         Psych/Care, Inc. ("Psych/Care"), the Company's subsidiary that provides managed behavioral health care services, is licensed under Florida law as a private review agent and is licensed in Georgia, Alabama and South Carolina as a utilization review agent. Psych/Care arranges for the provision of managed behavioral health services through its own network of independent providers and, in connection therewith, also provides medical review services. The Company is responsible for credentialing its providers and has adopted a plan that complies with the Standards for Accreditation of Managed Care Organizations established by the National Committee for Quality Assurance, a private accrediting body.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3), the information regarding executive officers of the Company called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

         The following table sets forth information, as of March 23, 1998, with respect to each person who is an executive officer of the Company, as indicated below.


 NAME                                AGE                                POSITION
-----                                ---                                --------
Carlos A. Saladrigas                49               Chairman of the Board and Chief Executive Officer

Jose M. Sanchez                     46               Vice Chairman and Area President--South Florida

John T. Carlen                      50               President and Chief Operating Officer

Carlos A. Rodriguez                 33               Chief Financial Officer, Senior Vice President--
                                                              Finance and Administration

Andrea L. Velasquez                 37               President--Managed Solutions Group

Jeffrey D. Lamb                     40               Senior Vice President--Marketing and
                                                              Business Development

Elizabeth J. Marston, Esq.          43               Vice President--Legal and Regulatory Affairs and
                                                              General Counsel

Martiniano J. Perez                 35               Vice President and Controller

         CARLOS A. SALADRIGAS co-founded the Company in 1984, and currently serves as its Chairman and Chief Executive Officer. From the Company's inception to June 1997, Mr. Saladrigas also served as President of the Company. Before co-founding Vincam, Mr. Saladrigas was Executive Vice President of CAC (now owned by CAC--United Healthcare Plans of Florida), Florida's oldest HMO, and previously held several positions at PepsiCo, Inc., including that of Director of Corporate Planning and Vice President of Finance & Administration for PepsiCo's subsidiary located in Mexico. Mr. Saladrigas holds an M.B.A. with honors from the Harvard Business School. He is highly active in PEO industry efforts, having served as President of NAPEO and of its Florida chapter and as Vice Chairman of the Institute for the Accreditation of Professional Employer Organizations, the industry's independent accrediting organization. In addition,

Mr. Saladrigas was appointed by Florida's governor to serve as a member of the Florida Board of Employee Leasing Companies (the industry's regulatory authority in Florida), which he chaired during its first year of operation.

         JOSE M. SANCHEZ co-founded the Company in 1984, and is the Vice Chairman of the Board and Area President--South Florida. Before co-founding Vincam, he held the position of Vice President of Sales at PepsiCo, Inc.'s subsidiary in Mexico, where he was responsible for over 1,800 employees in 35 distribution centers throughout the country, which served in excess of 63,000 customers, as well as other management positions with PepsiCo. Mr. Sanchez holds a B.B.A. from the University of Florida.

        JOHN T. CARLEN has served as the Company's President and Chief Operating Officer since joining the Company in June 1997. From August 1993 to May 1997, Mr. Carlen was with Paychex, Inc., serving as Executive Vice President. Prior to working for Paychex, Inc., Mr. Carlen held various executive positions with the May Department Stores. Mr. Carlen received a B.A., an M.A. and an M.B.A. from the University of California at Los Angeles.

        CARLOS A. RODRIGUEZ has served as the Company's Chief Financial Officer and Senior Vice President-Finance and Administration since December 1997. From August 1996 to December 1997, Mr. Rodriguez served as Vice President of Mergers and Acquisitions. From January to August 1996, Mr. Rodriguez served as the Company's Vice President of Operations. From June 1994 to January 1996, Mr. Rodriguez served as the President of Latin American Financial Publications, a private company. From June 1991 to June 1994, Mr. Rodriguez served as the Chief Financial Officer of Kitchens of the Oceans, a food processing and distribution operation. Mr. Rodriguez received a B.A. from Harvard University and an M.B.A. from the Harvard Business School.

         ANDREA VELASQUEZ has served as the President -- Managed Solutions Group (previously known as the Managed Care Division) since November 1994. From 1991, when she joined the Company, to November 1994, Ms. Velasquez served the Company in several positions including, Senior Vice President--Marketing and Sales, Psych/Care's Vice President--Development and Administration, and Psych/Care's Director of Business Development and Administration. Ms. Velasquez holds a B.B.A. from the University of Georgia College of Business and an M.B.A. from the University of Georgia Graduate Business School.

         JEFFREY D. LAMB has served as the Company's Senior Vice President-- Marketing and Business Development since August 1995. From October 1990 to August 1995, Mr. Lamb was with Automatic Data Processing, Inc., serving as a Division Vice President, Strategic Planning and Business Development, and since 1992 as Vice President of Automatic Data Processing's Heartland business line. Mr. Lamb also served with McKinsey & Company. Mr. Lamb holds a B.A. from Northwestern University and an M.B.A. from the Harvard Business School.

         ELIZABETH J. MARSTON, ESQ. has served the Company as Vice President-- Legal & Regulatory Affairs and General Counsel since July 1996. Before joining the Company, Ms. Marston was a shareholder in the law firm of Stearns Weaver Miller Weissler Alhadeff & Sitterson, P.A. from 1990 to 1996. Her practice included employment and immigration law matters.

         MARTINIANO J. PEREZ has served as Vincam's Controller since February 1993 and as Vice President and Controller since February 1994. He is responsible for supervising all financial operations and managing Vincam's accounting department. From July 1991 to January 1993, Mr. Perez was a Vice President with

Consolidated Bank in charge of financial reporting. Prior to that time, Mr. Perez was an auditor with KPMG Peat Marwick in Miami, Florida. Mr. Perez holds a B.S. from Florida International University.

ITEM 2.    PROPERTIES

         The Company maintains 17 facilities. The Company's headquarters are currently located in Coral Gables, Florida, in a Company-owned building that houses the Company's executive offices and specialty managed care operations. The Company's PEO operations utilize four other Florida offices located in Miami, Ft. Lauderdale, West Palm Beach and Orlando, as well as offices in Atlanta, Georgia; Denver and Grand Junction, Colorado; Green Bay, Wisconsin; Anaheim, California; Novi, Auburn Hills and Grand Rapids, Michigan; Manchester, New Hampshire; Rochester, New York; Orange, Connecticut; and El Paso, Texas. All of the Company's offices other than its headquarters are leased. See Notes 1, 8 and 13 of the Company's Consolidated Financial Statements for information regarding the Company's leases and the mortgage on its headquarters facility.

         In December 1997, the Company entered into financing and leasing arrangements with respect to a new headquarters facility of approximately 90,000 square feet on 8 1/2 acres of land in Miami-Dade County, Florida that the Company expects will be completed in the fall of 1998. Fleet Real Estate, Inc. ("Fleet Real Estate") owns the property and will own the headquarters facility, which is to be developed under a development agreement between Vincam and Codina Development Corporation. Vincam has entered into a triple net lease with Fleet Real Estate which has an initial expiration date of four years after completion of the facility and allows Vincam to extend the term of the lease for up to three years. Fleet Real Estate has financed 97% of the costs of acquiring the land and constructing the facility with Fleet National Bank, as agent, and certain banks (the "Lenders"), all but one of which are lenders under Vincam's current credit facility. Fleet Real Estate's obligations to the Lenders are secured by a mortgage on the property and the guarantees of Vincam and each of its subsidiaries of substantially all of such obligations. Vincam has an option to purchase the building at any time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

ITEM 3.    LEGAL PROCEEDINGS

         In October 1996, the Company received a notice of assessment in the discounted amount of approximately $53,500 from the Treasurer of the State of Florida Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers' compensation insurance fund which was declared insolvent (the "Fund"). The Company paid the discounted assessment in January 1997. The Company had certain worksite employees covered by the Fund during the fiscal years ended December 31, 1992, 1993 and 1994. The court order authorizing the assessment provides that the Company, by paying the discounted assessment, is deemed to have paid its assessment in full and is not subject to any further liability for assessment for policyholder loss claims. The Company may be subject to additional liability for the assessments of other Fund members. The Company believes that there are approximately 700 members of the Fund which have been assessed $37.0 million in the aggregate. Although the amount of the potential exposure, if any, for such additional liability is not yet determinable, management believes that the Company would have meritorious defenses to such additional liability and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There can be no assurance, however, that any such liability will not have such a material adverse effect.

         In December 1995, Angela Isabel Sanchez and her minor children filed a wrongful death suit in the 11th Judicial Circuit in Miami-Dade County, Florida against the Company, Miami Free Zone Corporation (one of the Company's PEO clients), and certain officers of the Company and such client. The complaint alleged that the defendants improperly assigned certain maintenance duties to a worksite employee of the Company assigned to the client, who was fatally injured in the course of such duties. The plaintiffs' amended complaint, which has been sustained by the court, alleges premises liability and negligence against both the Company and its client as a result of a worksite accident on the client's premises and seeks damages in excess of $15,000. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. The Company's motions for summary judgment on that basis were denied, and discovery in the proceeding continues. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses. The Company believes that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or the Company's liability insurance carrier. However, any recovery from the Company's insurance carrier would reduce the amount of coverage available to the Company for other claims occurring in the same year, such as the Byrnes litigation described below. Although management believes, based on consultations with the Company's counsel, that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, or in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         The Company is a defendant in a lawsuit brought in the 11th Judicial Circuit in Miami-Dade County, Florida by James Byrnes in November 1995. Mr. Byrnes alleges that he was injured by a worksite employee of the Company assigned to work for Atlantic View Inc. Atlantic View, Inc., a client of the Company, owns and operates a hotel and was a co-defendant in the litigation, together with Atlantic View, Inc. and Days Inn of America, Inc. The plaintiff has settled his claims against all of the defendants in the litigation other than the Company. The plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. Mr. Byrnes has alleged damages in excess of $50,000 for, among other things, bodily injury, medical costs, pain and suffering and lost ability to earn income. The court recently granted the plaintiff's request for summary judgment against the Company, ruling that Vincam is vicariously liable for the negligence of Vincam's worksite employee. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or the Company's liability insurance carrier. However, any recovery from the Company's insurance carrier would reduce the amount of coverage for other claims occurring in the same year, such as the Sanchez litigation described above. Although management believes, based on consultations with the Company's counsel, that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, or in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         In June 1995, the National Labor Relations Board ("Board") filed a complaint charging Amstaff, Inc., with refusal to bargain with respect to a collective bargaining agreement under which a now-former client's employees were employed in violation of the National Labor Relations Act. The Company acquired Amstaff, Inc., in June 1997. The charge was initially dismissed by a Detroit office of the Board, but has since been reinstated following a union appeal to the general counsel for the Board. If the Board rules against the Company, the Company could be held liable for lost wages and benefits of such employees for a period of almost four years. Any award would be reduced by any earnings of such employees which are received or reasonably could have been received from other employment during the relevant time period. The Company cannot currently estimate its potential liability if the Board were to rule against it. The Company is vigorously defending this case, but there can be no assurance that the Company will prevail in the proceedings or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         The Company is also involved in other legal proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial condition or results of operation on an individual basis, although adverse outcomes in a significant number of such ordinary course legal proceedings could, in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

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


                                                                                 HIGH             LOW
                                                                                -----            -----
FISCAL YEAR ENDED DECEMBER 31, 1997:

First Quarter .....................................................             $30.33           $18.00
Second Quarter ....................................................             $25.67           $17.71
Third Quarter......................................................             $25.31           $18.67
Fourth Quarter ....................................................             $27.50           $18.67

FISCAL YEAR ENDING DECEMBER 31, 1998:

First Quarter (through March 20, 1998).............................             $28.75           $23.75

         HOLDERS. As of March 20, 1998, there were approximately 67 shareholders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         DIVIDENDS. The Company has not declared cash dividends since its inception and does not anticipate paying any cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. On November 7, 1997, the Company announced a three-for-two split (the "Stock Split") of its outstanding shares of Common Stock, par value $.001 per share. The stock split was effected in the form of a stock dividend and entitled each shareholder of record on November 21, 1997 (the "Record Date") to receive an additional share of Common Stock for every two shares of Common Stock held by such shareholder of record on the Record Date. The Stock Split was paid on December 10, 1997. The Company paid cash in lieu of fractional shares resulting from the Stock Split based on the last sale price as reported on the NASDAQ National Market System on the Record Date. All references in this Form 10-K to shares of common stock have been adjusted to give effect to the Stock Split. See Note 9 of the Notes to Consolidated Financial Statements.

         Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. In addition, certain credit agreements to which the Company is a party prohibit the Company from paying dividends or making other distributions on the Common Stock without the prior written consent of the lenders under such credit agreements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         RECENT SALES OF UNREGISTERED SECURITIES. On December 1, 1997, the Company completed the SNI Acquisition and issued an aggregate of 1,800,000 shares of common stock to Michael J. Gatsas and Theodore L. Gatsas as consideration for all of the outstanding common stock of SNI. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof.

ITEM 6.           SELECTED FINANCIAL DATA

         The following statement of income and balance sheet data (excluding statistical data) have been derived from audited financial statements including the consolidated balance sheets at December 31, 1997 and 1996 and the related consolidated statements of income, of changes in stockholders' equity (deficit) and of cash flow for each of the three years in the period ended December 31, 1997 and the notes thereto, appearing elsewhere in this Form 10-K. The following selected financial data should be read in conjunction with such financial statements and the notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                          YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------------------------
                                                 1997              1996(1)               1995             1994            1993(2)
                                              --------            -------               ----             ----            -------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AND STATISTICAL DATA)
STATEMENT OF INCOME DATA:
Revenues (3)......................        $      983,629      $      654,758      $     419,371     $    318,565     $      138,097
Operating income .................                 4,452               2,185                171            2,700              2,089
Net income........................                 1,659               2,090                371            1,847              1,341
Basic net income per                                0.11                0.16               0.03             0.14               0.20
    common share..................
Diluted net income per
    common share..................                  0.10                0.14               0.03             0.14               0.20

STATISTICAL DATA:
Worksite employees at period end..                40,615              32,757             19,876           14,831              6,587
PEO client companies at period end                 1,919               1,703              1,121              822                239
Average number of worksite
     employees per PEO client
     company at period end........                    21                  19                 17               18                 28
Gross profit margin...............                  5.91 %              5.68%              5.10%            5.06%              5.06%




                                                                               YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                 1997                1996               1995           1994(4)            1993(4)
                                                 ----                ----               ----           -------            -------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working Capital...................         $       17,412      $       20,872     $         253    $      4,003         $     1,507
Total assets......................                 95,016              76,361            31,368          14,787               9,482
Long term borrowings, including
    current portion...............                 11,098               1,106             2,879           2,879               1,178
Other long term liabilities.......                  1,440               5,772             3,708           3,206               2,151
Mandatorily Redeemable Series A
    Preferred Stock...............                    ---                 ---             6,264             ---                  --
Total stockholders' equity (deficit)               33,311              29,748            (5,179)          2,648                 848


--------------------
(1) Includes the results of operations of the SMG business since September 1, 1996.
(2) Does not reflect the results of operations of SAI, AMI and SNI, which were acquired during 1997 in transactions accounted for as pooling of interests.
(3) Revenues include all amounts billed to clients for gross salaries and wages, related employment taxes and health care and workers' compensation coverage of worksite employees.
(4) Does not reflect the balance sheet data of SAI, AMI and SNI, which were acquired during 1997 in transactions accounted for as pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-K. See
Part 1, "Cautionary Note Regarding Forward-Looking Statements." The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere in this Form 10-K.

OVERVIEW

         Vincam, one of the ten largest PEOs in the industry based on 1996 revenues, provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs and large employers.

         The Company's standard PEO services agreement provides for an initial one year term, subject to termination by the Company or the client at any time during the first year upon 30 days' prior written notice. Thereafter, the contract may be terminated upon 30 days' notice given prior to the expiration of the renewal term or immediately for cause. Client contracts acquired in acquisitions may be terminable upon shorter notice, or under different terms, than under the Company's standard PEO services agreements. A significant number of contract terminations could have a material adverse effect on the Company's financial condition, results of operations and liquidity. Revenues from professional employer services are based on a pricing model that takes into account the gross pay of each employee and a mark-up which includes the estimated costs of federal and state employment taxes, workers' compensation, employee benefits and the human resource administrative services, as well as a provision for profit. The specific mark-up varies by client based on the workers' compensation classification of the worksite employees and their eligibility for health care benefits. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix, which cannot be predicted with any degree of certainty. Specialty managed care revenues are generated from a variety of risk-bearing, capitated, and fee-based arrangements.

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

         The Company's primary direct costs are (i) salaries, wages, the employer's portion of social security, Medicare premiums, federal unemployment taxes, and other state payroll-based and sales taxes, (ii) health care and workers' compensation costs, and (iii) state unemployment taxes and other direct costs. The Company can significantly impact its gross profit margin by actively managing the direct costs described in clauses (ii) and (iii).

         The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of dental care, vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs, with third party insurers providing insurance with respect to minimum premium and partially self-insured plans to the extent claims exceed certain levels ("stop loss coverage"). Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history. The Company maintains reserves for medical and behavioral health claims which reserves are estimates based on periodic reviews of open claims, past claims experience and other factors deemed relevant by management. See Notes 1 and 7 of the Notes to Consolidated Financial Statements. While the Company believes that such reserves are adequate, the Company cannot predict with certainty the ultimate liability associated with health care costs and past claims experience may not be indicative of future results. Accordingly, if estimated reserve amounts prove to be less than the ultimate liability with respect to such claims, the Company's financial condition, results of operations and liquidity could be materially adversely affected. In addition, to the extent an insurer delays or denies the payment of a claim for stop loss coverage, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

         Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Prior to 1997, the Company was insured under a large deductible insurance plan. Under this plan the Company was obligated to reimburse its insurance carrier for a portion of the insurance risk related to workers' compensation claims up to a predetermined deductible per occurrence ranging from $150,000 to $1,000,000. Workers' compensation costs for 1995 and 1996 also include reserves for claims which have been incurred but not reported and for anticipated loss development. In December 1996, the Company entered into an arrangement with an insurance company under which the percentage of the average standard premium to be paid by the Company for workers' compensation coverage for the years 1997 to 1999 was fixed. The arrangement, originally covering the years 1997 through 1999, now includes the year 2000 under certain revised terms and conditions. The arrangement remains a guaranteed cost program. Additionally, the Company entered into agreements as of December 1996 whereby the Company reinsured substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994 through 1996, and in 1997 entered into similar agreements to reinsure the remaining claims under the prior large deductible workers' compensation insurance policies of SAI, AMI and SNI.

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

         The Company's primary operating expenses are administrative personnel expenses, other general and administrative expenses, and sales and marketing expenses. Administrative personnel expenses include compensation, fringe benefits and other personnel expenses related to internal administrative employees. Other general and administrative expenses include rent, office supplies and expenses, legal and accounting fees, insurance and other operating expenses. Sales and marketing expenses include compensation of sales representatives and the marketing staff, as well as marketing and advertising expenses.

         The Company's long-term profitability is largely dependent upon its success in managing its controllable direct costs, although the Company's current guaranteed cost workers' compensation policy largely eliminates fluctuations in direct costs associated with workers' compensation for the years covered thereby. The Company manages its controllable direct costs through its use of (i) its proprietary managed care system, which includes provider networks, utilization review and case management, (ii) educational programs designed to reduce the severity and frequency of workplace accidents, and (iii) a variety of other techniques, including return to work programs, drug-free workplace programs, involvement in hiring, disciplinary and termination decisions, adjudication of unemployment claims, and reassignment of laid off workers.

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

         In addition, the year 2000 issue may materially affect the Company's services or competitive conditions. This issue affects computer systems that have time-sensitive programs (such as the Company's payroll processing programs) that may not properly recognize the year 2000. This could result in major systems failures or miscalculations. The Company has begun the process of identifying, evaluating, and implementing changes to computer programs necessary to address the year 2000 issue in order to provide uninterrupted normal operations of critical business systems before, during and after the year 2000. If necessary modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material adverse effect on the results of operations and financial condition of the Company. The total cost associated with the required modifications and conversions is not known at this time, however, it is not expected to be material to the Company's financial position and is being expensed as incurred.

RECENT DEVELOPMENTS

         In January 1998, the Company modified its arrangement with Reliance National to provide workers' compensation insurance coverage. The arrangement, originally covering the years 1997 through 1999, now includes the year 2000 under certain revised terms and conditions. The arrangement remains a guaranteed cost program. The premium paid by the Company in December 1997 for such workers' compensation insurance coverage is reflected as prepaid workers' compensation insurance premium in the Company's balance sheet at December 31, 1997 and will be amortized over the 1998 policy year. The policy is anticipated to enhance the predictability of the Company's workers' compensation costs because it substantially eliminates the annual sensitivity of such costs to the ongoing loss development and payment of workers' compensation claims and related reserve adjustments beyond the $2,000 deductible per medical claim. Additionally, during 1997 the Company entered into agreements under which the Company reinsured substantially all the remaining claims under the prior large deductible workers' compensation insurance policies of SAI, AMI and SNI.

         On January 30, 1998, the Company acquired CSS, a privately held PEO headquartered in Orange, Connecticut with approximately 113 clients and 1,150 worksite employees. The Company issued 150,000 shares of its common stock in exchange for all of the outstanding shares of common stock of CSS. The transaction was not material to the Company's financial condition and results of operations and will be accounted for in future periods as a pooling of interests.

RESULTS OF OPERATIONS

         The following table sets forth, for each of 1997, 1996 and 1995, certain selected income statement data expressed as a percentage of revenues:

                                                        AS A PERCENT OF REVENUES

                                                        YEAR ENDED DECEMBER 31,
                                                        -------------------------
                                                        1997       1996      1995
                                                        ----      -----     -----

Revenues .........................................      100.0%    100.0%    100.0%
                                                        -----     -----     -----
Direct costs:
   Salaries, wages and employment taxes of
     worksite employees ..........................       88.8%     88.4%     88.8%
   Health care and workers' compensation .........        4.2%      4.8%      5.1%
   State unemployment taxes and other ............        1.1%      1.1%      1.0%
                                                        -----     -----     -----
     Total direct costs ..........................       94.1%     94.3%     94.9%
                                                        -----     -----     -----
Gross profit .....................................        5.9%      5.7%      5.1%
                                                        -----     -----     -----
Operating expenses:
   Administrative personnel ......................        2.6%      2.9%      2.7%
   Other general and administrative ..............        1.8%      1.5%      1.5%
   Sales and marketing ...........................        0.7%      0.8%      0.7%
   Depreciation and amortization .................        0.3%      0.2%      0.1%
                                                        -----     -----     -----
     Total operating expenses ....................        5.4%      5.4%      5.0%
                                                        -----     -----     -----
Operating income .................................        0.5%      0.3%      0.1%
Interest income, net .............................        0.0%      0.1%      0.0%
                                                        -----     -----     -----
Income before taxes ..............................        0.5%      0.4%      0.1%
Provision for income taxes .......................        0.3%      0.1%      0.0%
                                                        -----     -----     -----
Net income .......................................        0.2%      0.3%      0.1%
                                                        =====     =====     =====

         During 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG") in an acquisition accounted for as a purchase. See Note 2 of Notes to Consolidated Financial Statements. The financial condition and results of operations discussed below include the results of operations since September 1, 1996 of the business acquired from SMG, which affects the comparability of the Company's results of operations for 1997, 1996 and 1995. In addition, the results of operations of SAI, AMI and SNI are included for all periods presented, including those prior to their respective acquisitions by the Company.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

        The Company's revenues for the year ended December 31, 1997 were $983.6 million compared to $654.8 million for the year ended December 31, 1996, representing an increase of $328.9 million, or 50.2%. This increase was due primarily to an increased number of PEO worksite employees. The number of worksite employees increased 23.9% over the same period, from 32,757 worksite employees to 40,615.

         Salaries, wages and employment taxes of worksite employees were $873.3 million for 1997, compared to $579.1 million for 1996, representing an increase of $294.1 million, or 50.7%. The increase in salaries, wages and employment taxes of worksite employees was due primarily to an increased number of PEO worksite employees. Salaries, wages and employment taxes of worksite employees were 88.8% of revenues for 1997, compared to 88.4% for 1996. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues resulted from a change in the Company's worksite employee mix towards worksite employees having a lower cost workers' compensation classification and lower workers' compensation rates in several of the states where the Company operates, which resulted in lower markups being charged by the Company.

         Health care and workers' compensation costs were $41.8 million for 1997, compared to $31.1 million for 1996, representing an increase of $10.7 million, or 34.3%. This increase was due mainly to the higher volume of PEO worksite employees. Health care and workers' compensation costs were 4.2% of revenues for 1997, compared to 4.8% for 1996. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to the workers' compensation insurance program that was in place for the full fiscal year ended December 31, 1997.

         State unemployment taxes and other direct costs were $10.5 million for 1997, compared to $7.3 million for 1996, representing an increase of $3.2 million or 43.1%. This increase was due mainly to the higher volume of salaries and wages paid during 1997 which was a direct function of the increase of PEO worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), and an increase in other direct costs related to the Company's services. State unemployment taxes and other direct costs were 1.1% of revenues for 1997 and 1996.

         Gross profit was $58.1 million for 1997 compared to $37.2 million for 1996, representing an increase of $20.1 million, or 56.2%, due mainly to the increase in revenues resulting from an increase of PEO worksite employees. This increase was due mainly to the higher volume of salaries and wages paid during 1997 which was a direct function of the increase of PEO worksite employees. Gross profit was 5.9% of revenues for 1997, compared to 5.7% for 1996. The improvement in gross margin was due mainly to lower workers' compensation costs resulting from the Company's guaranteed cost workers' compensation insurance policy.

         Administrative personnel expenses were $25.1 million for 1997, compared to $19.2 million for 1996, representing an increase of $5.9 million, or 30.5%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. Administrative personnel expenses were 2.6% of revenues for the 1997, compared to 2.9% for 1996. This decrease in administrative personnel expenses as a percentage of revenues resulted from the payment of executive salaries at AMI in 1996, which were reduced in 1997 after the AMI Acquisition by the Company in June 1997.

         Other general and administrative expenses were $18.0 million for 1997, compared to $9.5 million for 1996, representing an increase of $8.4 million, or 88.3%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business, to the increased amount of transaction costs related to the acquisitions of SAI, AMI, SNI and CSS and severance costs during 1997 of approximately $2.3 million, to the $1.0 million charge related to the termination of the strategic alliance under which the Company previously provided its workers' compensation managed care services, and to the increase of $1.9 million in additional reserves for bad debts charged to operations during 1997 due to the Company's growth. Other general and administrative expenses were 1.8% of revenues for 1997, compared to 1.5% for 1996.

         Sales and marketing costs were $7.3 million for 1997, compared to $5.0 million for 1996, representing an increase of $2.2 million, or 43.7%. The increase reflects the addition of sales representatives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.7% of revenues for 1997, compared to 0.8% for 1996.

         Operating income was $4.5 million for 1997, compared to $2.2 million for 1996, representing an increase of $2.3 million, or 103.8%. The increase in operating income was due mainly to lower worker's compensation costs resulting from the Company's guaranteed cost workers' compensation insurance policy. The Company's operating income for 1997 was also affected by the reversal into income of a $2.2 million reserve for state employment taxes, which reversed reserve was offset by an increase of $1.9 million in the provision for bad debt and the recognition of an impairment of $0.8 million in client contracts.

         The effective income tax rate of the Company for 1997 increased to 65.2% from 30.0% in 1996. The increase in the effective income tax rate was due mainly to the change in tax status of SNI and AMI, which were previously taxed under the Subchapter S provisions of the Internal Revenue Code, at the respective dates of their acquisitions by the Company which resulted in the Company's inability to claim for tax purposes SNI and AMI operating losses of approximately $1.9 million for periods prior to such acquisition dates. In addition, the Company had permanent differences related to the non-deductibility for tax purposes of certain acquisition related costs of approximately $1.8 million. See Note 11 of the Notes to Consolidated Financial Statements.

         Net income was $1.7 million for 1997, compared to $2.1 million for 1996, representing a decrease of $0.4 million, or 20.6%. Diluted earnings per share were $0.10 for 1997, compared to $0.14 for 1996, representing a decrease of $0.04, or 28.6%.

         The Company anticipates that administrative personnel expenses, other general and administrative expenses, sales and marketing expenses and interest expense will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         The Company's revenues for the year ended December 31, 1996 were $654.8 million compared to $419.4 million for the year ended December 31, 1995, representing an increase of $235.4 million, or 56.1%. This increase was due primarily to an increased number of PEO worksite employees. In addition, $16.1 million of the increase is attributable to the operations of SMG. The number of worksite employees increased 64.8% over the same period, from 19,876 worksite employees to 32,757, of which 1,987 were acquired from SMG.

         Salaries, wages and employment taxes of worksite employees were $579.1 million for 1996, compared to $372.5 million for 1995, representing an increase of $206.6 million, or 55.5%. Salaries, wages and employment taxes of worksite employees were 88.5% of revenues for 1996, compared to 88.8% for 1995. The decrease of salaries, wages and employment taxes of worksite employees as a percentage of revenues was due mainly to incremental revenues from the Company's specialty managed care services.

         Health care and workers' compensation costs were $31.1 million for 1996, compared to $21.5 million for 1995, representing an increase of $9.6 million, or 45.1%. This increase was due mainly to the higher volume of health care and workers' compensation claims paid and/or reserved during 1996 which was a direct function of the increase of PEO worksite employees. Health care and workers' compensation costs were 4.8% of revenues for 1996, compared to 5.1% for 1995. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to improved effectiveness in managing the frequency and severity of workers' compensation and health care costs and incremental revenues from the Company's specialty managed care services.

         State unemployment taxes and other direct costs were $7.3 million for 1996, compared to $4.0 million for 1995, representing an increase of $3.3 million or 82.0%. This increase was due mainly to the higher volume of salaries and wages paid during 1996 which was a direct function of the increase of PEO worksite employees, an increased number of client companies using other services and products (e.g., 401(k), the drug free workplace program, etc.), as well as an increase in other direct costs related to the Company's specialty managed care services. State unemployment taxes and other direct costs were 1.1% of revenues for 1996, compared to 1.0% for 1995.

         Gross profit was $37.2 million for 1996, compared to $21.4 million for 1995, representing an increase of $15.8 million, or 74.0%, due mainly to the increase in revenues resulting from an increase of PEO worksite employees. Gross profit was 5.7% of revenues for 1996, compared to 5.1% for 1995. This increase was due mainly to the Company's effectiveness in managing the frequency and severity of workers' compensation and health care costs and an increase in revenues from the Company's specialty managed care services which carry a higher margin than the Company's PEO services.

         Administrative personnel expenses were $19.2 million for 1996, compared to $11.2 million for 1995, representing an increase of $8.0 million, or 72.4%. This increase was primarily attributable to increased staffing to support the Company's future growth, including management and senior executive personnel. Administrative personnel expenses were 2.9% of revenues for the 1996, compared to 2.7% for 1995.

         Other general and administrative expenses were $9.5 million for 1996, compared to $6.7 million for 1995, representing an increase of $2.8 million, or 42.8%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and the addition of workers' compensation managed care services, which the Company made available to external clients for the first time in 1995. Other general and administrative expenses were 1.5% of revenues for 1996 and 1995.

         Sales and marketing costs were $5.0 million for 1996, compared to $2.8 million for 1995, representing an increase of $2.3 million, or 80.5%. The increase reflects the addition of sales executives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.8% of revenues for 1996, compared to 0.7% for 1995.

         Net income was $2.1 million for 1996, compared to $0.4 million for 1995, representing an increase of $1.7 million, or 463.9%. Earnings per share were $0.14 for 1996, compared to $0.03 for 1995, representing an increase of $0.11, or 366.7%.

         The Company anticipates that administrative personnel expenses, other general and administrative expenses and sales and marketing expenses will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had working capital of $17.4 million, compared to $20.9 million at December 31, 1996. The decrease was due mainly to the Company's increased investment in long term assets, such as increased property and equipment of $2.9 million and increased other assets (including the Company's purchase of a workers' compensation managed care provider network) of $1.1 million. The Company anticipates that this trend in working capital will continue in future periods as a result of the Company's current plans to continue growth through acquisitions and expenditures to support current growth.

         The Company's Credit Agreement with a group of banks for which Fleet National Bank ("Fleet Bank") acted as agent provides for a $50.0 million revolving line of credit with a sublimit of $15.0 million for standby letters of credit and revolving credit loans for working capital purposes. The Credit Agreement also provides for advances to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based, at the Company's option, on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants. The facility is secured by a pledge of the shares of all of the Company's subsidiaries. The revolving line of credit matures on April 24, 2000. If, on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lender. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facilities, depending upon certain financial covenants. Under the Company's credit facility, the Company had outstanding $7.6 million in stand by letters of credit at December 31, 1997 which guarantee the payment of claims to the Company's previous workers' compensation carrier under the Company's large deductible workers' compensation insurance policies for 1994, 1995 and 1996. As of that date, there were no other amounts outstanding under the Company's credit facility.

         On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County that the Company expects will be completed in the fall of 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement.

         Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. A default under the Company's covenants contained in the Facility Financing Agreement constitutes a default under the Company's lease of the headquarters facility. In the event of such a default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is limited to $12 million. As of December 31, 1997, an aggregate of $3.9 million in loans were outstanding to the lessor which financed the $2.6 million purchase price of the land and certain development and closing costs.

         The Company has an option to purchase the headquarters facility at any time for an amount equal to the total of (i) the amount of loans outstanding with respect to the property, (ii) the lessor's investment in the facility,
(iii) any accrued and unpaid interest on such outstanding loans, and (iv) all accrued and unpaid yield on the lessor's equity investment (the "Purchase Price"). If the Company determines not to purchase the facility, it will be required to make a termination payment at the end of the lease term equal to approximately 85% of the Purchase Price. The Company's lease payment obligations are secured by a pledge of the stock of all of its subsidiaries.

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

         The Company's primary short-term liquidity requirements in 1998 include the repayment of $10.2 million borrowed by the Company to finance the prepayment of a portion of the Company's workers' compensation and general liability insurance premiums for 1998, payment of $750,000 due on the mortgage of the Company's current headquarters facility, investment in software development, expenditures for office and computer equipment to support the Company's growth, and the payment of other expenses related to the Company's growth. The Company anticipates capital expenditures for 1998 of approximately $5.0 million, primarily for software development, including the evaluation and implementation of changes to computer programs addressing the year 2000 issue.

         Net cash used in operating activities was $14.9 million for the year ended December 31, 1997, compared to cash used in operating activities of approximately $2.3 million for 1996. The difference between the Company's net income of $1.7 million for the year ended December 31, 1997, and its negative operating cash flow was due primarily to a $22.8 million increase in accounts receivable, an increase of $1.5 million in income tax receivable, an increase of $1.1 million in other assets, an increase in prepaid workers' compensation insurance premium of $9.0 million (which was partially financed as noted below), an increase of $1.6 million in prepaid expenses and other current assets, a decrease in reserves for claims of $5.3 million, and a decrease of $1.9 million in accounts payable and accrued expenses, partially reduced by noncash items such as depreciation and amortization of $3.3 million, provision for doubtful accounts of $1.9 million and deferred income tax expense of $1.8 million, a decrease in restricted cash of $1.1 million, an increase in accrued salaries, wages, and payroll taxes of $18.7 million, and a $1.5 million decrease in reinsurance recoverable. The increase in accounts receivable and accrued salaries, wages and payroll taxes resulted from both a higher number of PEO clients and worksite employees served during 1997 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle.

         Net cash used in investing activities was $6.3 million for the year ended December 31, 1997, compared to $6.1 million used in investing activities in the same period in 1996. This reflects the purchase of $4.7 million in property and equipment to support the Company's growth and the purchase of short term investments of $1.6 million.

         Net cash provided by financing activities was $7.2 million for the year ended December 31, 1997, compared to $24.6 million provided by financing activities in the same period in 1996. During 1997, the Company financed $10.2 million for the payment of the Company's workers' compensation and general liability insurance premiums for the fiscal year ending December 31, 1998. This financing inflow was partially offset by the payment of $2.2 million due under acquisition agreements and $1.0 million paid by SNI to its shareholders prior to the Company's acquisition of SNI.

NEW ACCOUNTING PRONOUNCEMENTS

         During June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Report Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131") effective for fiscal years beginning after December 1997.

         SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management does not expect SFAS No. 130 and 131 to have a significant impact on the Company's reporting and disclosure requirements in 1998.

INFLATION

         The Company believes the effects of inflation have not had a significant impact on its results of operations or financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES




                                                                                           PAGE
                                                                                           -----
THE VINCAM GROUP, INC.

Report of Independent Certified Public Accountants...........................................36

Consolidated Balance Sheets as of December 31, 1997 and 1996.................................37

Consolidated Statements of Income for the Years Ended December 31, 1997, 1996
and 1995.....................................................................................38

Consolidated Statement of Changes in Stockholders'

(Deficit) Equity for the Years Ended December 31, 1997, 1996 and 1995........................39

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996
and 1995.....................................................................................40

Notes to Consolidated Financial Statements...................................................42

Financial Statement Schedule - Valuation and Qualifying Accounts.............................65

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Vincam Group, Inc.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Vincam Group, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Staffing Network, Inc. which statements reflect total assets of $7,534,927 at December 31, 1996, and total revenues of $114,619,766 and $80,315,215 for the years ended December 31, 1996 and 1995, respectively. We did not audit the financial statements of Amstaff, Inc. which statements reflect total assets of $4,308,304 at December 31, 1996, and total revenues of $66,542,568 and $43,665,424, for the years ended December 1996 and 1995, respectively. We did not audit the financial statements of Staff Administrators, Inc., which statements reflect total assets of $5,723,717 at December 31, 1996, and total revenues of $77,975,919 and $55,824,216 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Staff Administrators, Inc., Amstaff, Inc. and Staffing Network, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Miami, Florida
March 6, 1998


                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                       DECEMBER 31,
                                                             -----------------------------
                                                                  1997             1996
                                                             --------------    -----------
                                         ASSETS
         CURRENT ASSETS:
             Cash and cash equivalents....................  $  4,934,755       $18,884,531
             Investments..................................     1,766,737           149,626
             Restricted cash..............................            --         2,331,917
             Accounts receivable..........................    48,924,247        28,001,888
             Due from affiliates..........................       561,673           304,553
             Income tax receivable........................     1,536,371                --
             Deferred taxes...............................       735,488         2,445,826
             Reinsurance recoverable......................     1,692,513         1,728,000
             Prepaid workers' compensation insurance premium  14,467,403         5,483,972
             Prepaid expenses and other current assets....     3,020,745         1,456,646
                                                            ------------      ------------
                    Total current assets..................    77,639,932        60,786,959

             Property and equipment, net..................     7,852,498         4,945,195
             Deferred taxes...............................       640,735           758,130
             Reinsurance recoverable......................            --         1,472,000
             Goodwill and client contracts................     7,384,323         8,034,757
             Other assets.................................     1,498,438           364,399
                                                             ===========       ===========
                                                             $95,015,926       $76,361,440

                      LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:

             Accounts payable and accrued expenses........  $  4,706,314       $ 6,639,154
             Accrued salaries, wages and payroll taxes....    39,887,369        21,161,185
             Amounts due under acquisition agreement .....            --         3,411,050
             Reserve for claims...........................     4,106,734         6,535,025
             Income taxes payable.........................            --         1,423,854
             Current portion of borrowings................    11,061,009           179,971
             Deferred compensation........................         6,617           242,013
             Deferred gain................................       460,294           323,157
                                                          --------------      ------------
                 Total current liabilities                    60,228,337        39,915,409

             Long term borrowings, less current portion...        36,818           925,929
             Notes payable to affiliate...................            --         1,018,000
             Reserve for claims...........................       402,000         3,265,332
             Income taxes payable.........................            --           672,818
             Deferred compensation........................            --            41,200
             Deferred gain................................            --           275,275
             Other liabilities............................     1,038,037           499,091
                                                           -------------      ------------
                    Total liabilities.....................    61,705,192        46,613,054
                                                           -------------      ------------

             Commitments and contingencies (Note 13)......            --                --
                                                          --------------      ------------

             Stockholders' equity:
             Common stock, $.001 par value, 60,000,000
               shares authorized, 15,390,881 and
               12,019,996 shares issued and outstanding
               in 1997 and 1996, respectively............         15,391            12,020
             Additional paid in capital...................    35,142,798        33,240,338
             Accumulated deficit..........................    (1,847,455)      (3,503,972)
                                                           -------------      ------------
                    Total stockholders' equity............    33,310,734        29,748,386
                                                           -------------     -------------
                                                            $ 95,015,926      $ 76,361,440
                                                            ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                      YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------
                                            1997               1996             1995
                                        ---------------   --------------   ------------
Revenues                                 $ 983,629,486    $ 654,757,791    $ 419,370,972
                                         -------------    -------------    -------------
Direct costs:
 Salaries, wages and employment
   taxes of worksite employees             873,253,542      579,116,425      372,520,644
 Health care and workers' compensation      41,796,305       31,125,994       21,453,168
 State unemployment taxes and other         10,486,106        7,325,496        4,026,388
                                         -------------    -------------    -------------
           Total direct costs              925,535,953      617,567,915      398,000,200
                                         -------------    -------------    -------------
Gross profit                                58,093,533       37,189,876       21,370,772
                                         -------------    -------------    -------------
Operating expenses:
 Administrative personnel                   25,092,004       19,223,096       11,151,590
 Other general and administrative           17,969,824        9,544,609        6,687,818
 Sales and marketing                         7,258,124        5,046,770        2,796,102
 Depreciation and amortization               3,321,103        1,190,114          564,371
                                         -------------    -------------    -------------
        Total operating expenses            53,641,055       35,004,589       21,199,881
                                         -------------    -------------    -------------
Operating income                             4,452,478        2,185,287          170,891
Interest income, net                           322,578          801,279          282,012
                                         -------------    -------------    -------------
Income before taxes                          4,775,056        2,986,566          452,903
Provision for income taxes                  (3,115,991)        (896,723)         (82,290)
                                         -------------    -------------    -------------
Net income                               $   1,659,065    $   2,089,843    $     370,613
                                         =============    =============    =============
Basic net income per common share        $        0.11    $        0.16    $        0.03
                                         =============    =============    =============
Weighted average number of shares
  outstanding used in basic
  earnings per share calculation            15,268,121       13,387,583       10,757,175
                                         =============    =============    =============
Diluted net income per common
  share                                  $        0.10    $        0.14    $        0.03
                                         =============    =============    =============
Weighted average number of shares
  outstanding used in diluted earnings
  per share calculation                     15,966,363       14,843,960       12,838,770
                                         =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    RETAINED
                                                                                  ADDITIONAL        EARNINGS
                                                         COMMON STOCK               PAID IN       (ACCUMULATED
                                                    -----------------------
                                                     SHARES       PAR VALUE         CAPITAL         DEFICIT)          TOTAL
                                                   ---------     ----------       ----------      -----------       ---------

Balance at January 1, 1995                         9,374,011    $      9,374    $     39,031    $  2,521,284    $  2,569,689

Acquisition of shares                               (374,013)           (374)        (39,031)     (1,460,595)     (1,500,000)

Recapitalization, including transaction costs
  of $445,150 charged to retained earnings        (1,565,900)         (1,566)           --        (6,707,194)     (6,708,760)

Distributions to shareholders                           --              --              --           (57,208)        (57,208)

Net income                                              --              --              --           370,613         370,613
                                                ------------    ------------    ------------    ------------      -----------

Balance at December 31, 1995                       7,434,098           7,434            --        (5,333,100)     (5,325,666)

Issuance of common stock, net of
  transaction costs of $3,058,685
  charged to paid in capital                       3,000,000           3,000      26,938,315            --        26,941,315

Conversion of preferred stock into common
  stock                                            1,565,899           1,566       6,262,044            --         6,263,610

Issuance of common stock to employees
  under stock option plans                            19,999              20          39,979            --            39,999

Distributions to shareholders                           --              --              --          (260,715)       (260,715)

Net income                                              --              --              --         2,089,843       2,089,843
                                                ------------     ------------    ------------     -----------      -----------

Balance at December 31, 1996                      12,019,996          12,020      33,240,338      (3,503,972)     29,748,386

Issuance of common stock under acquisition
  agreements                                       3,127,743           3,128         867,909          (2,548)        868,489

Issuance of common stock to employees
  under stock option plans                           243,161             243         486,077            --           486,320

Initial public offering costs                           --              --           (66,035)           --           (66,035)

Tax benefit resulting from disqualifying
  dispositions on incentive stock options               --              --           615,000            --           615,000

Shares paid in cash in stock split                       (20)           --              (491)           --              (491)

Net income                                              --              --               --        1,659,065       1,659,065
                                                -------------    -----------    ------------    ------------    ------------

Balance at December 31, 1997                      15,390,880    $     15,391    $ 35,142,798    $ (1,847,455)   $ 33,310,734
                                                ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                         1997              1996              1995
                                                                        ------            ------             -----
  Cash flows from operating activities:
   Net income..................................................      $  1,659,065      $ 2,089,843      $   370,613
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization.............................         3,321,103        1,190,114          564,371
     Provision for doubtful accounts...........................         1,880,253          423,206          278,969
     Deferred gain.............................................          (138,138)         598,432               --
     Deferred income expense (benefit).........................         1,827,733         (476,663)         (773,688)
     Changes in assets and liabilities:
       Decrease in restricted cash.............................         1,081,917        4,209,038           79,579
       Increase in accounts receivable.........................       (22,802,612)     (14,439,113)       (5,277,042)
       (Increase) decrease in due from affiliates..............          (257,120)           8,111            52,680
       Increase in income tax receivable.......................        (1,536,371)               --               --
       Decrease (increase) in reinsurance recoverable..........         1,507,487       (3,200,000)               --
       Increase in prepaid workers' compensation insurance premium     (8,983,431)      (5,483,972)               --
       Increase in prepaid expenses and other current assets...        (1,564,099)        (290,195)         (842,414)
       Increase in other assets................................        (1,134,039)        (182,121)         (113,003)
       (Decrease) increase in accounts payable and accrued expenses    (1,932,840)       1,680,891         2,112,627
       Increase in accrued salaries, wages and payroll taxes...        18,726,187        8,556,285         4,128,721
       (Decrease) increase in reserve for claims...............        (5,291,623)       3,103,646         1,753,083
       (Decrease) increase in income taxes payable.............        (1,481,672)          26,215           315,056
       Decrease in deferred compensation.......................          (276,596)        (274,087)               --
       Increase in other liabilities...........................           538,946          145,539            60,169
                                                                    -------------    -------------      ------------
  Net cash (used in) provided by operating activities..........       (14,855,850)      (2,314,831)        2,709,721
                                                                     ------------    -------------      ------------
  Cash flows from investing activities:
   Purchases of property and equipment.........................        (4,709,483)     (2,572,166)        (1,104,039)
   Redemption (purchases) of short term investments............        (1,617,111)        489,606           (639,232)
   Cash placed in escrow in connection with acquisition of SMG.                --      (1,250,000)               --
   Cash paid in acquisitions, net of cash acquired of $137,748.                --      (2,784,566)               --
   Collection of notes receivable from stockholders............                --               --          123,078
   Acquisition of client contracts.............................                --         (29,295)          (317,440)
                                                                    -------------    -------------     -------------
  Net cash used in investing activities........................        (6,326,594)      (6,146,421)       (1,937,633)
                                                                    -------------    -------------     -------------
  Cash flows from financing activities:
   Principal payments on borrowings............................           (43,199)      (2,302,864)          (30,000)
   Proceeds from borrowings....................................        10,035,123               --          213,657
   Proceeds from borrowings from affiliates....................                --        1,268,000          280,000
   Recapitalization costs......................................                --               --          (445,150)
   Cash paid in connection with acquisition of stock...........                --               --          (300,000)
   Payment of amounts due under acquisition agreements.........        (2,161,050)        (413,159)          (99,228)
   Payment of distribution  payable to shareholders............                --         (700,000)               --
   Notes payable to affiliate..................................        (1,018,000)        (260,715)          (57,208)
   Issuance of common stock, net of transaction costs of
      $3,058,685 in 1996.......................................           (66,035)      26,941,315               --
   Issuance of common stock to employees under stock option plans,
      net of shares paid in cash in stock split of $491........           485,829           39,999               --
                                                                    -------------    -------------     ------------
   Net cash provided by (used in) financing activities.........         7,232,668       24,572,576         (437,929)
                                                                    -------------    -------------     ------------
   Net (decrease) increase in cash and cash equivalents........       (13,949,776)      16,111,324          334,159
   Cash and cash equivalents, beginning of year................        18,884,531        2,773,207        2,439,048
                                                                     ------------    -------------     ------------
   Cash and cash equivalents, end of year......................      $  4,934,755      $18,884,531       $2,773,207
                                                                     ============    =============     ============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                       $     255,350    $     223,979      $   222,035
                                                                    =============    =============      ===========
     Income taxes                                                   $   1,950,000    $   1,206,336      $   493,511
                                                                    =============    =============      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

  SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

         On January 7, 1997, the Company acquired the 49% minority interest in Staff Administrators of Western Colorado, Inc., a subsidiary of Staff Administrators, Inc. ("SAI"), in a transaction accounted for as a purchase. The fair value of the net assets acquired amounted to $293,359. The excess of $566,641 of the purchase price over the net assets acquired was allocated to goodwill.

         On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG") in a transaction accounted for as a purchase. The fair value of the net assets acquired amounted to $313,687. The excess of $4,783,076 of the purchase price (including acquisition costs) over the net assets acquired was allocated to goodwill.

         In May 1996, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock was converted into 1,565,899 shares of the Company's common stock.

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

 NOTE 1- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The Vincam Group, Inc. and its subsidiaries (the "Company") are a professional employer organization ("PEO") that provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs and large employers.

           The Company provides PEO services primarily to small and medium sized companies in a variety of industries. Managed care services are provided to PEO clients and to health and workers' compensation insurance companies, health maintenance organizations and large employers.

           PEO service contracts with client companies are generally for one year terms with automatic renewal options and subject to termination on 30 days' notice by either party during the first year and annually thereafter. Client contracts acquired in acquisitions may be terminable upon shorter notice, or under different terms, than under the Company's standard PEO services agreement. Managed care contracts with clients are for terms of one or more years and are subject to cancellation by either party upon 30 to 180 days' notice depending on the nature of the services provided.

           The Company does not have a concentration of customers in any one industry; however, during 1997, 1996 and 1995, a significant portion of the Company's revenues were generated in Florida and Michigan. The Company's revenues are generated predominantly by PEO services.

         Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

           A summary of the significant accounting policies followed in the preparation of the accompanying consolidated financial statements is presented below:

           PRINCIPLES OF CONSOLIDATION. The accompanying financial statements include the accounts of The Vincam Group, Inc. and its principal subsidiaries, Vincam Human Resources, Inc. ("VHR"), Vincam/Staff Administrators, Inc. ("VSAI"), Vincam/Amstaff, Inc. ("VAMI"), Vincam/Staffing Network, Inc. ("VSNI"), Psych/Care, Inc. ("Psych/Care"), Vincam Occupational Health Services, Inc. ("VOHS") and Vincam Staffing, Inc. All material intercompany balances and transactions have been eliminated.

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

           ACCOUNTING ESTIMATES. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates relate to the Company's reserve for claims, amounts recorded as goodwill and client contracts, and the allowance for bad debts. Actual results could differ from those estimates.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES. At December 31, 1996, the Company had $2,208,738 in reserve for state employment taxes. The full amount of such reserve was reversed into income in the fourth quarter of 1997 after resolution of certain state employment tax matters.

           RESERVE FOR CLAIMS. Certain of the Company's health care benefits are provided under minimum premium and other loss sensitive programs that carry specific deductibles. Prior to 1997, the Company's workers' compensation benefits were provided under large deductible insured plans. The Company records reserves for health care claims costs, and previously recorded reserves for workers' compensation claims, based on actuarial calculations using the Company's loss history of health care and workers' compensation claims, including estimates of incurred but not reported claims.

           In December 1996, the Company entered into an agreement with a national insurance company to provide workers' compensation insurance coverage at a cost which is equal to a fixed percentage of the average standard premium for 1997 through 1999, subject to a deductible of only $2,000 per medical only claim. In January 1998, the Company extended this workers' compensation arrangement through the year 2000. Accordingly, effective January 1, 1997, the Company recorded workers' compensation costs based on the fixed percentage of the average standard premium paid under its workers' compensation insurance policy. See Note 7.

           In addition, in December 1996, the Company entered into an agreement to reinsure its remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995, and 1996, for an aggregate premium of $3,200,000. Additionally, during 1997 the Company entered into agreements under which the Company reinsured substantially all the remaining claims under prior large deductible workers' compensation insurance policies for Staff Administrators, Inc. ("SAI"), Amstaff, Inc. ("AMI") and Staffing Network, Inc. ("SNI") for an aggregate premium of approximately $2,810,000. As a result, the Company has recorded the premium as a reinsurance recoverable and a deferred gain which

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

  will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

           Prior to their respective acquisitions by the Company, SAI, AMI and SNI had, from time to time, been insured under various types of workers' compensation policies, including, (i) retrospective rating policies, whereby premiums were paid to the insurance carrier based on estimated actual losses plus an administrative fee, (ii) guaranteed cost policies, whereby monthly premiums were paid for complete coverage of all claims under the policy, and
  (iii) large deductible policies, where premiums were based on a deductible per person or occurrence ranging from $150,000 to $1,000,000. Certain of their health care benefits were provided under minimum premium and other loss sensitive programs that carry specific deductibles. Reserves for workers' compensation claims and health care were provided for based on certain actuarial calculations using each company's respective loss history of workers' compensation and health care claims, including estimates of incurred but not reported claims. SAI, AMI and SNI became insured under the Company's workers' compensation insurance coverage on the respective date of their acquisitions by the Company, and the Company has reinsured substantially all of the remaining claims under their respective prior workers' compensation insurance policies.

         At December 31, 1997 and 1996, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the respective assets. Repairs and maintenance are charged to expense as incurred, while expenditures which extend the useful lives of the assets are capitalized.

           GOODWILL, CLIENT CONTRACTS AND OTHER LONG-LIVED ASSETS. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the recognition of applicable deferred taxes, and is amortized on a straight-line basis over a period ranging from 8 to 25 years. At December 31, 1997 and 1996, the Company had recorded goodwill of $5,068,063 and $4,791,836, respectively (net of accumulated amortization of $281,656 in 1997 and $64,228 in 1996).

           Costs incurred in connection with the acquisition of client contracts from other professional employer organizations, as well as the fair market value of contracts acquired in connection with purchase business combinations, are capitalized and amortized using the straight line method over a period of 5 to 15 years, based on the previous professional employer organization's client retention rate. The Company periodically assesses the status of contracts acquired to determine the future realizability of the capitalized costs. At December 31, 1997 and 1996, the Company had recorded client contracts of $2,316,260 and $3,242,921, respectively (net of accumulated amortization of $1,588,597 in 1997 and $311,213 in 1996). The Company reviews long-lived assets, identifiable intangibles and goodwill and reserves for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

           ADVERTISING COSTS. Advertising expenditures are charged to operations as incurred. Advertising expense amounted to approximately $1,017,300, $617,800 and $443,200 in 1997, 1996 and 1995, respectively.

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

           NET INCOME PER COMMON SHARE. Basic net income per common share has been computed based on the weighted average number of shares of common stock outstanding during each of the three years ended December 31, 1997. Diluted net income per common share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each of the three years ended December 31, 1997. The Company has considered as outstanding common stock equivalents during each of the three years ended December 31, 1997, all options awarded (see Note 10), as well as the shares of common stock that have been issued in connection with the acquisitions of SAI, AMI and SNI.

            Basic net income per common share and diluted net income per common share amounts for each of the years presented have been calculated giving retroactive effect to an approximate 8,417 to 1 stock split effected by the Company in June 1995, a 3 for 4 reverse stock split effected on February 21, 1996, and a 3 for 2 stock split effected on November 21, 1997, (jointly, the "Stock Splits," see Note 9). Outstanding common shares have also been retroactively adjusted to reflect the Stock Splits.

           STOCK BASED COMPENSATION. Effective 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation ("SFAS 123") and retained the intrinsic value method of accounting for such stock based compensation (see
  Note 10).

           FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company estimates the fair market value of financial instruments through the use of public market prices, quotes from financial institutions and other available

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


  information. Considerable judgment is required in interpreting data to develop estimates of market value and, accordingly, amounts are not necessarily indicative of the amounts that the Company could realize in a current market exchange. At December 31, 1997 and 1996, the Company's financial instruments consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values.

  NOTE 2 - ACQUISITIONS

           During 1996 and 1995, SNI acquired certain companies for an aggregate purchase price of $2,066,000 which were accounted for under the purchase method of accounting. Goodwill in the amount of $2,064,000 was recorded in connection with these acquisitions. During 1997, SNI recognized an impairment of client contracts in the amount of $825,375.

           On August 30, 1996, the Company acquired substantially all of the assets and liabilities of The Stone Mountain Group, Inc. ("SMG"), a PEO in Snellville, Georgia for $4,980,751 in cash and notes (the "SMG Acquisition"). Of the $4,980,751 purchase price, $2,357,314 was paid at closing, $1,373,437 was payable in 1997, and $1,250,000 was placed in escrow for potential purchase price adjustments in the event that, among other things, client retention failed to meet certain targets. Of such $1,250,000 in escrow, $1,177,012 was released to the shareholders of SMG in November 1997, after the Company completed the evaluation of the SMG Acquisition purchase price adjustments. The SMG Acquisition was accounted for by the Company using the purchase method of accounting. The excess of $4,783,076 of costs over the estimated fair value of net assets acquired associated with the SMG Acquisition was allocated to goodwill, and is being amortized over a period of 25 years.

           The following information presents the unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1996 and 1995 as if the SMG Acquisition had occurred on January 1, 1995, after giving effect to certain adjustments.


                                                                 December 31,              December 31,
                                                                     1996                      1995
                                                            ---------------------    ----------------------

  Revenues.............................................     $        686,729,694      $        461,287,877
                                                            ====================      ====================

  Net income...........................................     $          1,905,125      $            572,293
                                                            ====================      ====================
  Diluted net income per common
    share..............................................     $               0.13      $               0.04
                                                            ====================      ====================

           These results are presented for informational purposes only and are not necessarily indicative of the future results of operations or financial position of the Company or the results of operations or financial position of the Company that would have been achieved had the acquisition actually occurred

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


  on January 1, 1995. The Company's results of operations for the year ended December 31, 1997 include SMG operations for the full year.

           On January 7, 1997, the Company acquired Staff Administrators, Inc. ("SAI"), a privately held PEO headquartered in Denver, Colorado (the "SAI Acquisition"). The Company issued 750,000 shares of its common stock (after adjusting for the effect of the Stock Splits, see Note 9) in exchange for all of the equity in SAI and its subsidiaries (other than Staff Administrators of Western Colorado, Inc.). The transaction has been accounted for as a pooling of interests; accordingly, all prior period financial statements presented herein include the assets and liabilities and results of operations of SAI. In connection with the acquisition of SAI, the Company also acquired, in a transaction accounted for as a purchase, a 49% minority interest in Staff Administrators of Western Colorado, Inc. ("SAWCI"), a 51% subsidiary of SAI (the "SAWCI Acquisition"). The Company issued 30,000 shares of its common stock (after adjusting for the effect of the Stock Splits, see Note 9) for the 49% interest in SAWCI. The most significant adjustments to the balance sheet resulting from the SAWCI Acquisition consist primarily of an increase in goodwill of $566,641 and an increase in client contracts of $301,848.

           On June 30, 1997, the Company acquired Amstaff, Inc. ("AMI"), a privately held PEO headquartered in Novi, Michigan (the "AMI Acquisition"). The Company issued 547,743 shares of its common stock (after adjusting for the effect of the Stock Splits, see Note 9) in exchange for all of the outstanding shares of common stock of AMI and its subsidiaries. The transaction has been accounted for as a pooling of interests; accordingly, all prior period financial statements presented herein include the assets and liabilities and results of operations of AMI.

           On December 1, 1997, the Company acquired Staffing Network, Inc. ("SNI"), a privately held PEO headquartered in Manchester, New Hampshire (the "SNI Acquisition"). The Company issued 1,800,000 shares of its common stock (after adjusting for the effect of the Stock Splits, see Note 9) in exchange for all of the outstanding shares of common stock of SNI. The transaction has been accounted for as a pooling of interests; accordingly, all prior period financial statements presented herein include the assets and liabilities and results of operations of SNI.

           The following combines audited selected historical financial information of SAI, AMI, SNI and Vincam for the years ended December 31, 1997, 1996 and 1995, and reflects the most significant adjustments resulting from the SAI, AMI and SNI acquisitions.


                                                              YEAR ENDED DECEMBER 31, 1997
                                        -------------------------------------------------------------------------
                                         VINCAM           SAI, AMI & SNI       ADJUSTMENTS           RESULTS
                                         ------           --------------       -----------           -------

  Revenues       .................     $ 663,610,270        $320,019,216      $         --        $983,629,486
                                       =============        ============      =============       ============

  Net income (loss)...............     $   2,536,930        $   (877,865)     $         --        $  1,659,065
                                       ==============      ==============     =============       ============
  Diluted net income per
    common share..................     $        0.18        $        --       $         --        $       0.10
                                      ==============       ==============     =============       ============

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


                                                            YEAR ENDED DECEMBER 31, 1996
                                      -----------------------------------------------------------------------
                                           VINCAM         SAI, AMI & SNI       ADJUSTMENTS         RESULTS
                                           ------         --------------       ----------          -------

  Revenues........................     $ 395,619,538      $ 259,138,253      $           --    $ 654,757,791
                                       =============      =============      ===============   ==============
  Net income (loss)...............     $   3,585,976      $  (2,022,250)     $       526,117   $   2,089,843
                                       =============      ==============     ===============   ==============

  Diluted net income per
  common share......................   $        0.31      $          --      $           --    $        0.14
                                       =============      ==============     ===============   ==============


                                                            YEAR ENDED DECEMBER 31, 1995
                                       -----------------------------------------------------------------------
                                           VINCAM         SAI, AMI & SNI       ADJUSTMENTS       RESULTS
                                           ------         --------------       -----------       -------

  Revenues..........................   $ 239,407,710      $ 179,963,262      $           --    $ 419,370,972
                                       =============      =============      ==============    =============
  Net income (loss).................   $     809,837      $    (640,513)     $      201,289    $     370,613
                                       =============      ==============     ==============    =============
  Diluted net income per
  common share......................   $        0.08      $          --      $           --    $        0.03
                                       =============      ==============     ==============    =============

           The following unaudited pro forma financial information is presented to reflect the effect of the merger of AMI and SNI with wholly owned subsidiaries of the Company, which acquisitions have been accounted for as a pooling of interests. The pro forma financial information for each of the three years ended December 31, 1996, assume that the mergers were consummated on January 1, 1995. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the mergers actually been consummated on the date indicated or that may be obtained in the future. The following pro forma adjustments to net income as reflected in the consolidated statements of income presented herein relate to the recording of the provision for income taxes as if AMI and SNI were taxed as "C" corporations. The adjustments result from the fact that AMI and SNI were taxed under the Subchapter S provisions of the Internal Revenue Code (the "IRC") before their respective acquisitions by the Company. See Note 11.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                               1997               1996                1995
                                                           -----------       -------------      ---------------
  Net income reported in  consolidated
   statement of income...............................     $   1,659,065      $   2,089,843       $    370,613

  Pro forma adjustment:
    Benefit from (provision for) taxes - current.....           632,900            (68,000)          (113,800)
                                                          --------------     --------------      -------------
  Pro forma net income...............................     $   2,291,965       $  2,021,843       $    256,813
                                                          ==============     ==============      =============
  Diluted net income per common share................     $        0.14       $       0.14       $       0.02
                                                          ==============     ==============      =============

  NOTE 3 - INITIAL PUBLIC OFFERING

           In May 1996, the Company completed its initial public offering and received proceeds of approximately $27,900,000, net of $2,100,000 underwriting discounts and commissions, from the sale of 3,000,000 shares of common stock of the Company (after adjusting for the effect of the Stock Splits, see Note
  9). The Company used a portion of the proceeds to retire a subordinated promissory note in the amount of $1,200,000 and to pay a $700,000 distribution payable related to the Company's repurchase of an option to purchase the Company's headquarters. In addition, the Company incurred approximately $1,095,000 in other costs in connection with the offering. Simultaneously with the completion of the initial public offering, the Company's mandatorily redeemable Series A Participating Convertible Preferred Stock (the "Series A Preferred Stock") was converted into 1,565,899 shares of the Company's common stock (after adjusting for the effect of the Stock Splits, see Note 9).

  NOTE 4 - RESTRICTED CASH

           The Company had cash deposits at December 31, 1996, of $1,081,917 which served as collateral on certain standby letters of credit issued in connection with the Company's workers' compensation insurance plan (see Note
  7).

           In connection with the SMG Acquisition, the Company had in escrow $1,250,000 at December 31, 1996. On November 11, 1997, $1,177,012 out of the
  $1,250,000 in escrow was paid to SMG shareholders.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

  NOTE 5 - ACCOUNTS RECEIVABLE

           At December 31, 1997 and 1996, accounts receivable consisted of the following:

                                                                        1997                   1996
                                                                 ----------------        --------------

  Billed to clients.........................................     $     16,149,364        $    9,132,079
  Unbilled revenues.........................................           34,801,470            19,466,459
                                                                 ----------------        --------------
                                                                       50,950,834            28,598,538
  Less:  allowance for doubtful account ....................           (2,026,587)             (596,650)
                                                                 ----------------       ----------------
                                                                 $     48,924,247        $   28,001,888
                                                                 ================        ==============

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of December 31:

                                                                                                   ESTIMATED
                                                                                                 USEFUL LIVES
                                                                 1997             1996            (IN YEARS)
                                                            -------------    --------------     -------------
Land...................................................     $     284,374     $   284,374
Building...............................................           775,158         775,158            30
Building and leasehold improvements....................           856,914         773,924             7
Furniture and fixtures.................................         1,522,279       1,059,580             5
Office and computer equipment..........................         7,821,501       3,704,396            3-5
Vehicles...............................................            68,488         251,010             3
                                                            -------------     -----------
                                                               11,328,714       6,848,442

Less: accumulated depreciation and amortization........        (3,476,216)     (1,903,247)
                                                            -------------     -----------
                                                            $   7,852,498     $ 4,945,195
                                                            =============     ===========

NOTE 7 - RESERVE FOR CLAIMS

         In December 1996, the Company entered into an arrangement with a national insurance company to provide workers' compensation insurance coverage at a cost which is equal to a fixed percentage of the average standard premium for 1997 through 1999, subject to a deductible of only $2,000 per medical claim. The workers' compensation arrangement, originally covering the years 1997 through 1999, now includes through the year 2000 under certain revised terms and conditions. The arrangement remains a guaranteed cost program. Accordingly, effective January 1, 1997, the Company recorded workers' compensation costs based primarily on the fixed percentage of the average standard premium under such policy, rather than through the previous practice of applying actuarial estimates to claims.

         In addition, in December 1996, March 1997, September 1997 and December 1997, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

deductible worker's compensation insurance policies for the years 1994, 1995 and 1996 (including those of acquired companies), for an aggregate premium of $6,010,000. Since reserves for claims for these years have been previously provided, the Company has recorded the premium as a reinsurance receivable and a deferred gain which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

         As a consequence of the reinsurance agreement described above, at December 31, 1997, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year. At December 31, 1997 and 1996, the Company's reserves for workers' compensation claims were $2,035,477 and $7,408,000, respectively. Of the $2,035,477 at December 31, 1997, and of the $7,408,000 at December 1996, $402,000 and $3,265,332, respectively, were classified as claims expected to be settled in more than one year.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTE 8 - BORROWINGS


Borrowings at December 31, 1997 and 1996 are as follows:                          1997               1996
                                                                             --------------      -----------

Note payable for workers' compensation premiums, maturing in
November 1998, with monthly payments of principal and interest
of $1,144,534, at a rate of 6.30%..........................................  $  10,035,123                --

Note payable for general liability insurance premiums, maturing in
November 1998, with monthly payments of principal and interest
of $19,280, at a rate of 6.50%.............................................        173,526                --

Note payable to bank, original amount of $1 million, repayable in monthly instalments of $4,167, plus interest at 8.50% per annum, through November 1998 when a balloon payment of
$750,000 is due, secured by land and building..............................        791,557           841,561

Note payable for state unemployment taxes, maturing in 1998
with monthly payments of $3,264............................................         16,326            55,489

Capital lease obligations for computer hardware and software, payable in monthly instalments of principal and interest ranging from $3,214 to $7,479 through May 2000, with interests
ranging from 9.80% to 12.30% per annum, collateralized
by computer hardware and software..........................................         46,276            78,566

Other notes payable, bearing interest at rates ranging from
7.50% to 10.75%, repayable in various monthly instalments..................         35,019           130,284
                                                                           ---------------     -------------

                                                                                11,097,827         1,105,900
Less: current portion......................................................    (11,061,009)         (179,971)
                                                                           ---------------      ------------
                                                                           $        36,818     $     925,929
                                                                           ===============     =============

         The Company incurred interest expense of approximately $255,400, $225,900 and $252,800 during 1997, 1996 and 1995, respectively.

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

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

         Under the Company's revolving credit facility, the Company had outstanding $7,551,200 in standby letters of credit at December 31, 1997, which guarantee the payment of claims to the Company's workers' compensation insurance carrier. As of that date there were no amounts outstanding for working capital or advances to finance acquisitions under the revolving credit facility.

         As of December 31, 1997, the scheduled annual maturities of the Company's debt are summarized as follows:

          1998.................................     $ 11,061,009
          1999.................................           20,173
          2000.................................           16,645
                                                    ------------
                                                    $ 11,097,827
                                                    ============

NOTE 9 - STOCKHOLDERS' EQUITY

         During June 1995, the Company increased its authorized common stock from 500,000 shares to 39,500,000 shares and simultaneously effected an approximate 8,417 to 1 stock split. On February 21, 1996, the Company effected a 3 for 4 reverse stock split. On November 21, 1997, the Company effected a 3 for 2 stock split by means of a stock dividend. After the completion of the Company's initial public offering, the Company amended and restated its Articles of Incorporation to increase the authorized number of shares of the Company's common stock from 39,500,000 to 60,000,000, and to increase the authorized number of shares of preferred stock from 500,000 to 20,000,000. All references in the financial statements to per share amounts have been retroactively restated to reflect the change in the number of common shares outstanding as a result of the Stock Splits.

         In connection with the stock split and increase in authorized shares effected in June 1995, the Company reduced the par value of its common stock to $.001 from $1.00.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


         The following is the reconciliation of the numerators and denominators of the basic and diluted net income per common share calculations:

                                                                        1997                  1996                  1995
                                                                  ----------------       ---------------      ----------------
Net income                                                        $      1,659,065       $     2,089,843      $        370,613
                                                                  ================       ===============      ================
Weighted average number of shares outstanding
   used in basic earnings per share calculation                         15,268,121            13,387,583            10,757,175
                                                                  ================       ===============      ================
Basic net income per common share                                 $           0.11       $          0.16      $           0.03
                                                                  ================       ===============      ================
Weighted average number of shares outstanding
   used in basic earnings per share calculation                         15,268,121            13,387,583            10,757,175
Assumed exercise of stock options, net of treasury
   shares acquired                                                         698,242               774,246               690,474
Issuance of mandatorily redeemable preferred stock
   deemed a common stock equivalent                                             --               682,131             1,391,121
                                                                  ----------------       ---------------      ----------------
Weighted average number of shares outstanding
   used in diluted earnings per share calculation                       15,966,363            14,843,960            12,838,770
                                                                  ================       ===============      ================
Diluted net income per common share                               $           0.10       $          0.14      $           0.03
                                                                  ================       ===============      ================


NOTE 10 - STOCK OPTION PLAN

         In February 1996, the Company adopted the 1996 Long Term Incentive Plan (the "1996 Plan") under which 1,200,000 shares of common stock, after adjusting for the effect of the Stock Splits, were reserved for issuance in connection with stock options, stock appreciation rights, performance awards, grants of restricted stock and other stock based or stock related awards. The 1996 Plan provides for the grant of both incentive stock options intended to qualify as such under Section 422 of the Internal Revenue Code ("incentive stock options") and nonqualified stock options, as well as other stock-based awards, to the Company's directors, employees and consultants as determined in the discretion of the Stock Option Committee. Under the 1996 Plan, incentive stock options and nonqualified stock options may not be granted with an exercise price which is less than 100% of the fair market value of the Company's shares of common stock at the date of grant of the option.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

         In May 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") under which 999,997 shares of common stock, after adjusting for the effect of the Stock Splits, were reserved for issuance in connection with stock options. The 1995 Plan provides for the grant of both incentive stock options and nonqualified stock options to the directors, officers, key employees, consultants and other individual contributors of or to the Company and its subsidiaries, as determined in the discretion of the Stock Option Committee. Under the 1995 Plan, incentive stock options and nonqualified stock options may not be granted with an exercise price which is less than 100% and 85%, respectively, of the fair market value of the Company's shares of common stock at the date of grant of the option.

         Stock options normally have a term of ten years and generally become exercisable 40% after the second year from the date of grant and in instalments of 5% quarterly thereafter.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

The following table summarizes stock option activity:


                                                                                                         WEIGHTED
                                                                                   EXERCISE              AVERAGE
                                                            STOCK OPTIONS           PRICE            EXERCISE PRICE
                                                           --------------       ----------------     ---------------
         Outstanding at January 1, 1996............            772,495          $  2.00-$ 2.22        $ 2.03
              Granted..............................            467,249          $  3.11-$22.09        $13.75
              Canceled.............................            (67,499)         $  2.00-$ 5.37        $ 3.87
              Exercised............................            (19,999)         $         2.00        $ 2.00
                                                          ------------          --------------        ------

         Outstanding at December 31, 1996..........          1,152,246           $ 2.00-$24.75         $ 6.89
              Granted..............................            857,502           $18.42-$28.67         $23.69
              Canceled.............................            (58,831)          $ 2.00-$28.33         $18.46
              Exercised............................           (243,162)          $ 2.00-$ 2.00         $ 2.00
                                                          ------------         ---------------        -------

         Outstanding at December 31, 1997..........          1,707,755           $ 2.00-$28.67         $15.45
                                                          ============         ===============        =======

         The Company had aggregate exercisable stock options under the 1995 Plan and the 1996 Plan of 62,877 and 55,000 at December 31, 1997 and 1996, respectively, with a weighted average exercise price of $2.17 in 1997 and $2.00 in 1996. Aggregate stock options available for grant under the 1995 Plan and the 1996 Plan as of December 31, 1997 and 1996 were 229,082 and 1,027,751, respectively.

         The Company has adopted the disclosure provisions of SFAS 123. The assumptions used in the calculation of the fair value of the options, using the Black-Scholes method, issued to employees and directors of the Company during 1997 and 1996 were as follows:

                                                                   1997                1996
                                                                  ------              -----
Expected life (years)                                              8.88                6.50
Interest rate............................................          6.00                6.20%
Volatility...............................................            95%                 55%
Dividend yield...........................................             0%                  0%


         Had compensation cost for the Company's two option plans been determined based on fair market value at the grant date for awards in 1997 and 1996 using the straight line method to recognize such cost,

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

the Company's net income and net income per common equivalent share would have been reduced to the pro forma amounts indicated below:


                                                               1997              1996
                                                          -------------      -----------
         Pro forma net (loss) income..................    $  (1,381,308)    $   936,562
                                                          ==============     ===========

         Pro forma diluted net (loss) income per
           common share...............................    $       (0.09)    $      0.05
                                                          ===============    ===========

         Weighted-average fair value of options granted during 1997 and 1996 was $20.51 and $9.37, respectively.

         The following table summarizes the range of exercise prices, weighted average exercise prices, and weighted average remaining contract life for the respective range of exercise prices for options outstanding at December 31, 1997:

                                                                            WEIGHTED
                                                                             AVERAGE             REMAINING
                                 RANGE OF              NUMBER OF             EXERCISE           CONTRACTUAL
                               EXERCISE PRICE            OPTIONS               PRICE                 LIFE
                              ----------------         ---------            -----------          -------------
                               $ 2.00 - $ 2.22           461,002              $ 2.05                 7.7
                               $ 2.23 - $ 8.05           155,999              $ 5.00                 8.2
                               $ 8.05 - $15.00            27,750              $14.54                 8.5
                               $18.01 - $21.00           313,500              $19.78                 9.4
                               $21.01 - $24.00           409,502              $22.20                 9.4
                               $24.01 - $27.00           190,000              $24.52                 9.8
                               $27.01 - $30.00           150,002              $28.67                 9.0
                                                       ---------              ------               -----

Stock options outstanding as
  of December 31, 1997                                 1,707,755              $15.45                 8.8
                                                       =========              ======               =====

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 11 - INCOME TAXES

    The provision for federal and state income taxes consists of the following:

                                                            1997               1996                 1995
                                                       -------------      -------------         ------------
CURRENT
     Federal.......................................    $1,056,258          $1,294,182             $786,866
     State.........................................       232,000              79,204               70,324
                                                      ------------        ------------           ----------
                                                        1,288,258           1,373,386              857,190
                                                       -----------         -----------            ---------
DEFERRED
     Federal.......................................     1,827,733            (450,754)            (747,159)
     State.........................................           --              (25,909)            ( 27,741)
                                                       -----------         ------------           ----------
                                                        1,827,733            (476,663)            (774,900)
                                                       -----------         -----------            ---------
Provision for income taxes.........................    $3,115,991          $  896,723             $  82,290
                                                       ==========          ===========            =========

         Prior to June 30, 1997, AMI was taxed under the Subchapter S provisions of the IRC whereby its profits and losses flowed directly to its former shareholders for U.S. federal income tax purposes. Upon the acquisition of AMI by the Company on June 30, 1997, AMI no longer qualified under the Subchapter S provisions of the IRC and became a taxable entity. In connection with AMI's change in tax status, the Company recorded approximately $514,000 and $196,000 as of December 31, 1996 and 1995, respectively, in additional deferred tax assets, primarily related to certain reserves for other state taxes and workers' compensation claims.

         Prior to December 1, 1997, SNI was taxed under the Subchapter S provisions of the IRC whereby its profits and losses flowed directly to its former shareholders for U.S. federal income tax purposes. Upon the acquisition of SNI by the Company on December 1, 1997, SNI no longer qualified under the Subchapter S provisions of the IRC and became a taxable entity. In connection with SNI's change in tax status, the Company recorded approximately $317,200, $12,000 and $5,000 as of December 31, 1997, 1996 and 1995, respectively, in additional deferred tax assets, primarily related to allowances for bad debts and amortization of intangible assets.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

         The gross amounts of deferred tax assets and liabilities recorded in the accompanying consolidated balance sheets at December 31, 1997 and 1996 are as follows:

                                                                     1997                1996
                                                                ---------------     --------------
Current deferred tax assets (liabilities):
     Allowance for doubtful accounts........................    $      682,240      $      167,301
     Reserve for claims, net of reinsurance recoverable.....           685,235           1,416,575
     Reserve for state employment taxes.....................             --                693,851
     Mark to market of receivables..........................          (631,987)                --
     Net operating losses...................................             --                142,826
     Other..................................................             --                 25,273
                                                                --------------      --------------
                                                                $      735,488      $    2,445,826
                                                                ==============      ==============

Long term deferred tax assets and (liabilities):
     Deferred compensation..................................    $        --                  8,878
     Reserve for claims, net of reinsurance recoverable.....           147,714             761,857
     Depreciation and amortization..........................           354,595             (26,948)
     Software development costs.............................          (201,574)              --
     Managed care provider network..........................           340,000               --
     Other..................................................             --                 14,343
                                                                --------------      --------------
                                                                $      640,375      $      758,130
                                                                ==============      ==============

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

         A reconciliation of the differences between income taxes computed at the federal statutory tax rate and the income tax provisions reflected in the accompanying consolidated statements of income is as follows:


                                                       1997              1996                 1995
                                                   ------------      ------------          -------
Income taxes computed at the federal
  statutory tax rate of 34%...................     $1,623,520        $1,015,433            $153,987
State income taxes, net of federal
  income tax effect...........................        153,120            52,275              46,414
Acquisition costs.............................        600,591               --                   --
Losses of acquired companies through
  acquisition dates...........................        632,899               --                   --
Provision for taxes from acquired
  companies...................................         13,644               --                   --
Other, net                                             92,217         (170,985)            (118,111)
                                                   ----------        -----------           ---------
Provision for income taxes....................     $3,115,991        $ 896,723             $ 82,290
                                                   ==========        ===========           =========


NOTE 12 - EMPLOYEE BENEFIT PLANS

         The Company maintains a defined contribution plan covering certain of its worksite employees for a number of client companies. The Company contributes, on behalf of each participating client, varying amounts based on client company elections. Total Company contributions for the years ended December 31, 1997, 1996 and 1995 were approximately $1,365,000, $1,065,100 and,
$550,800 respectively. The Company also has a deferred savings plan covering all internal and worksite employees of a subsidiary for which contributions are funded by the Company based on the lesser of 20% of the employee deferrals or 1% of the employee gross wages. Total Company contributions under the deferred savings plan for the years ended December 31, 1997, 1996 and 1995 were $222,000, $108,000 and $73,000, respectively.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         The Company has entered into non-compete agreements with its Chairman and Vice-Chairman, who are also the Company's principal stockholders. The agreements are for a term to be specified by the

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

Company, not to exceed two years, in the event of the Chairman's or Vice-Chairman's termination. The non-compete agreements require payment to the Chairman and Vice-Chairman of their full salary and benefits during the term of the agreement.

         The Company leases certain office space, automobiles and office equipment under non-cancelable operating leases expiring on various dates through the year 2018. Total rent expense charged to operations during the years ended December 31, 1997, 1996 and 1995 was approximately $1,556,000, $829,000 and $691,600, respectively.

         At December 31, 1997, the minimum annual rental commitments under the previously described operating leases are as follows:

                              FOR THE YEAR ENDING
                                 DECEMBER 31,
                       ----------------------------------
                       1998              $ 1,631,821
                       1999                1,119,899
                       2000                  926,600
                       2001                  700,000
                       2002                  634,835
                       Thereafter             36,885
                                         -----------
                                         $ 5,050,040
                                         ===========

         On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County that the Company expects will be completed in the fall of 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement.

         Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. A default under the Company's covenants contained in the Facility Financing Agreement constitutes a default under the Company's lease of the headquarters facility. In the event of such a default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is limited to $12 million. As of December 31, 1997, an aggregate of $3.9 million in loans were outstanding to the lessor which financed the $2.6 million purchase price of the land and certain development and closing costs.

         The Company has an option to purchase the headquarters facility at any time for an amount equal to the total of (i) the amount of loans outstanding with respect to the property, (ii) the lessor's investment in the facility,
(iii) any accrued and unpaid interest on such outstanding loans, and (iv) all accrued and unpaid yield on the lessor's equity investment (the "Purchase Price"). If the Company determines not to purchase the facility, it will be required to make a termination payment at the end of the lease term equal to

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


approximately 85% of the Purchase Price. The Company's lease payment obligations are secured by a pledge of the stock of all of its subsidiaries.

         In October 1996, the Company received a notice of assessment in the discounted amount of approximately $53,500 from The Treasurer of the State of Florida Department of Insurance as Receiver of United States Employer Consumer Self Insurance Fund of Florida, a workers' compensation insurance fund which was declared insolvent (the "Fund"). The Company paid the discounted assessment in January 1997. The Company had certain worksite employees covered by the Fund during the fiscal years ended December 31, 1992, 1993 and 1994. The court order authorizing the assessment provides that the Company, by paying the discounted assessment, is deemed to have paid its assessment in full and is not subject to any further assessment for policyholder loss claims. The Company may be subject to additional liability for the assessments of other Fund members. The Company believes that there are approximately 700 members of the Fund which have been assessed $37,000,000 in the aggregate. Although the amount of the potential exposure, if any, for such additional liability is not yet determinable, management believes that the Company would have meritorious defenses to such additional liability and that its ultimate liability in this matter will not have a material adverse effect on the Company's financial condition or results of operations. There cannot, however, be any assurance that any such liability will not have such a material adverse effect.

         The Company is a defendant in a lawsuit pending in the 11th Judicial Circuit in Miami-Dade County, Florida related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's complaint, which was sustained by the court, alleges premises liability and negligence against both the Company and its client as a result of a worksite accident on the client's premises and seeks damages in excess of $15,000. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. The Company's motions for summary judgment on that basis were denied, and discovery in the proceeding continues. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses. The Company believes that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or the Company's liability insurance carrier. However, any recovery from the Company's insurance carrier would reduce the amount of coverage available to the Company for other claims occurring in the same year. Although management believes, based on consultations with the Company's counsel, that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, or in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         The Company is a defendant in a lawsuit brought in the Eleventh Judicial Circuit in Miami-Dade County, Florida in November 1995 by an individual who alleges that he was injured by a worksite employee of a client of the Company who owns and operates a hotel and was a co-defendant in the litigation. The plaintiff has settled his claims against all of the defendants in the litigation other than the Company. The

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

plaintiff alleges that the employee, while he was working as a valet parking attendant, was negligent in a motor vehicle collision and severely and permanently injured the plaintiff. The plaintiff has alleged damages in excess of $50,000 for, among other things, bodily injury, medical costs, pain and suffering, and lost ability to earn income. The court recently granted the plaintiff's request for summary judgment against the Company, ruling that the Company is vicariously liable for the negligence of the worksite employee. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses to the plaintiff's claims and that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or its liability insurance carrier. However, any recovery from the Company's insurance carrier would reduce the amount of coverage available to the Company for other claims occurring in the same year. Although management believes, based on consultations with the Company's counsel, that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, or in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         In June 1995, the National Labor Relations Board ("Board") filed a complaint charging Amstaff, Inc., with refusal to bargain with respect to a collective bargaining agreement, under which a now former client's employees were employed, in violation of the National Labor Relations Act. Vincam acquired Amstaff, Inc. in June 1997. The charge was initially dismissed by a Detroit office of the Board, but has since been reinstated following a union appeal to the general counsel for the Board. If the Board rules against the Company, the Company could be held liable for lost wages and benefits of such employees for a period of almost four years. Any award would be reduced by any earnings of such employees which are received or reasonably could have been received from other employment during the relevant time period. The Company cannot currently estimate its potential liability if the Board were to rule against it. The Company is vigorously defending this case, but there can be no assurance that the Company will prevail in the proceedings or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

         The Company is also involved in other legal and administrative proceedings arising in the ordinary course of business. The outcomes of these actions are not expected to have a material effect on the Company's financial position or results of operations on an individual basis, although adverse outcomes in a significant number of such ordinary course legal proceedings could, in the aggregate, have a material adverse effect on the Company's financial condition and results of operations.

NOTE 14 - SUBSEQUENT EVENTS

         On January 30, 1998, the Company acquired Corporate Staff Services, Inc. ("CSS"), a privately held PEO headquartered in Orange, Connecticut (the "CSS Acquisition"). The Company issued 150,000 shares of its common stock in exchange for all of the outstanding shares of common stock of CSS. The acquisition was not material to the Company's financial condition and results of operations and will be accounted for in future periods as a pooling of interests.

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

NOTE 15 - QUARTERLY INFORMATION (UNAUDITED)

         The following table presents unaudited quarterly operating results for the two years ended December 31, 1997. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Consolidated Financial Statements and Notes thereto for the years ended December 31, 1997 and 1996. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.


                                             1997                                       1996
                                        QUARTER ENDED                              QUARTER ENDED
                            --------------------------------------    ----------------------------------------
                            MARCH 31   JUNE 30   SEPT. 30  DEC. 31    MARCH 31    JUNE 30   SEPT. 30   DEC. 31
                            --------   -------   -------- ---------   --------    -------   --------  --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:

Revenues................... $220,024  $236,493  $245,409   $281,703   $136,225   $152,081   $162,911   $203,542
Gross profit...............   13,180    14,389    13,876     16,648      7,469      8,883      9,458     11,380
Operating income...........    1,847        63     1,618        924        990        916        797       (517)
                           ---------  --------- --------   ---------  --------   --------   --------   --------
Net income (loss) ......... $  1,219  $   (102) $  1,028   $   (485)  $    845   $  1,047   $    725   $   (539)
                           =========  ========= ========   =========  ========   ========   ========   ========
Diluted net income (loss)
per common share...........$    0.08  $  (0.01) $   0.06   $  (0.03)  $   0.07   $   0.07   $   0.05   $  (0.03)
                           =========  ========= ========   =========  ========   ========   ========   ========

         The Company believes that the effects of inflation have not had a significant impact on its results of operations or financial condition and the Company's results of operations are not subject to pronounced seasonality.

         Fourth quarter adjustments in 1997 had the effect of increasing net income by approximately $196,000, resulting from the recognition into income of a reserve for state employment taxes and the recognition of certain tax credits, offset by increases in reserve for bad debts and health care costs. The fourth quarter also included charges for transaction related and severance costs that reduced net income by $1,448,000.

         The results of operations for the second quarter of 1997 were negatively affected by transaction costs of approximately $1,400,000 in connection with the acquisition of AMI, and by approximately $1,000,000 related to the termination of the strategic alliance under which the Company previously operated its workers' compensation managed care business.

         The results of operations for the first quarter of 1997 were negatively affected by transaction related costs of approximately $165,000 in connection with the acquisition of SAI.

                                   * * * * * *

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


      COLUMN A                     COLUMN B            COLUMN C                COLUMN D                COLUMN E
     ---------                     --------            --------                --------                --------
                                                     CHARGES TO          PAYMENTS OF CLAIMS,          BALANCE
                                  BALANCE             COSTS AND             WRITE OFF OR            DECEMBER 31,
                                JANUARY 1, 1997       EXPENSES         UNCOLLECTIBLE ACCOUNTS           1997
                                ---------------      -----------              AND OTHER             ------------
                                                                            REDUCTIONS
                                                                       ----------------------

RESERVE FOR CLAIMS             $  9,800,357         $ 18,580,339       $    (23,871,962)              $  4,508,734
                               ===============      =============      ====================          ===============
ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                   $    596,650         $  1,880,253       $       (450,316)              $  2,026,587
                               ===============      =============      ===================           ===============


                                                                          PAYMENTS OF CLAIMS,
                                                                             WRITE OFF OR
                                                        CHARGES TO        UNCOLLECTIBLE ACCOUNTS         BALANCE
                                    BALANCE             COSTS AND               AND OTHER             DECEMBER 31,
                                JANUARY 1, 1996         EXPENSES               REDUCTIONS                 1996
                               ----------------      --------------      ----------------------       -------------
RESERVE FOR CLAIMS
                               $  6,266,241         $ 24,814,314        $   (21,280,198)              $  9,800,357
                               ================     ===============     =======================       ============
ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                   $    214,591         $    423,206        $       (41,147)              $    596,650
                               ================     ===============     =======================       ============


                                                                         PAYMENTS OF CLAIMS,
                                                                            WRITE OFF OR
                                                     CHARGES TO        UNCOLLECTIBLE ACCOUNTS         BALANCE
                                  BALANCE             COSTS AND               AND OTHER             DECEMBER 31,
                               JANUARY 1, 1995         EXPENSES               REDUCTIONS                 1995
                              ----------------    ----------------       -------------------- -     -------------
RESERVE FOR CLAIMS
                              $   4,513,158       $    11,959,869        $      (10,206,786)        $   6,266,241
                              ================    ================       ==================         =============
ALLOWANCE FOR DOUBTFUL
    ACCOUNTS                  $     114,747       $       278,969        $         (179,125)        $     214,591
                              ================    ================       ==================         =============

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding the Company's executive officers is included in Item 1 of Part I under "Executive Officers of the Registrant." Other information required by this Item 10 will be contained in the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 21, 1998 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item 11 will be contained in the Proxy Statement and is incorporated herein by reference, provided that the Compensation Committee Report and Performance Graph which are contained in the Proxy Statement shall not be deemed to be incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The information required by this Item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements - The financial statements and
                  independent auditors' report are listed in the "Index to Financial Statements and Financial Schedules" on page 35 and included on pages 36 through 64.

         2. Financial Statement Schedules - The financial statement schedule required by Item 14(a)(2) is included on p. 65.

         3.       Exhibits including those incorporated by reference:

   EXHIBIT
     NO.                               DESCRIPTION
   -------                             -----------

     2.1 Asset Purchase Agreement, dated as of August 21, 1996, by and among the Registrant, The Stone Mountain Group, Inc. and the shareholders of The Stone Mountain Group, Inc. (incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Report on Form 8-K dated August 21, 1996 (Commission File No. 0-28148))

     2.2 Agreement and Plan of Merger, dated as of December 24, 1996, by and among the Registrant, Staff Administrators, Inc. and the shareholders of Staff Administrators, Inc., including the forms of Registration Agreement, Escrow Agreement and Agreement and Plan of Merger with respect to Staff Administrators of Western Colorado, Inc. which are exhibits thereto (incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Report on Form 8-K dated December 10, 1996 (Commission file No. 0-28148))

     2.3 Agreement and Plan of Merger by and among The Vincam Group, Inc., Amstaff, Inc. and Gregory J. Packer and Gregory J. Packer, as Trustee, dated as of June 30, 1997 (incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Report on Form 8-K dated June 30, 1997 (Commission file No. 0-28148))

     2.4 Agreement and Plan of Merger by and among The Vincam Group, Inc., Staffing Network, Inc., Michael J. Gatsas and Theodore L. Gatsas, dated as of October 24, 1997 (incorporated herein by reference to Exhibit 2 filed as part of the Registrant's Report on Form 8-K dated December 1, 1997 (Commission file No. 0-28148))

     3.1 Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 filed as part of the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-28148))

     3.2 Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 filed as part of the Registrant's Report on Form 10-Q for the quarterly period ended September 30, 1996 (Commission File No. 0-28148))

     4.1 Form of certificate for shares of the Registrant's Common Stock (incorporated herein by reference to Exhibit 4.1 filed as part of Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Commission on March 29, 1996 (Registration Statement File No. 333-1594))

     4.2 See Exhibits 3.1 and 3.2 for provision of the Articles of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock

    10.1 Registration Rights Agreement among the Registrant, Greylock Equity Limited Partnership, Carlos A. Saladrigas and Jose M. Sanchez, dated February 10, 1995*

    10.2 Non-Competition Agreement between the Registrant and Jose M. Sanchez, dated February 10, 1995*

    10.3 Non-Competition Agreement between the Registrant and Carlos A. Saladrigas, dated February 10, 1995*

    10.4 Credit Agreement dated as of April 24, 1997 among The Vincam Group, Inc., its Subsidiaries and Fleet National Bank as Agent and the various financial institutions parties thereto (incorporated herein by reference to Exhibit 10 filed as part of the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 1997 (Commission File No. 0-28148))

    10.5 Credit and Investment Agreement dated as of December 9, 1997 among The Vincam Group, Inc., Fleet Real Estate, Inc., Fleet National Bank and the lenders signatories thereto (including
               Schedule 1.02 thereto) (incorporated herein by reference to
               Exhibit 10.1 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.6 Workers' Compensation and Employers Liability Policy No. WA1-65D-004109-035, issued by Liberty Mutual Insurance Company, policy period December 31, 1995 to December 31, 1996 (incorporated herein by reference to Exhibit 10.9 filed as part of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the Commission on April 15, 1996 (Registration Statement File No. 333-1594))

    10.7 Agreement for Guarantee of Deductible Reimbursement, dated January 4, 1996, between the Registrant and Liberty Mutual Insurance Company, related to Policy No. WA1-65D-004109-035*

    10.8 Workers' Compensation and Employers Liability Policy No. WA1-65D-004109-034, issued by Liberty Mutual Insurance Company, policy period December 31, 1994 to December 31, 1995*

    10.9 Agreement for Guarantee of Deductible Reimbursement, dated January 23, 1995, between the Registrant and Liberty Mutual Insurance Company, related to Policy No. WA1-65D-004109-034*

    10.10 Workers' Compensation and Employers Liability Policy No. WA1-65D-004109-014, issued by Liberty Mutual Insurance Company, policy period January 1, 1994 to December 31, 1994*

    10.11 Agreement for Guarantee of Deductible Reimbursement, dated January 4, 1996, between the Registrant and Liberty Mutual Insurance Company, related to Policy No. WA1-65D-004109-014*

    10.12 1995 Stock Option Plan of the Registrant (management compensation plan)*

    10.13 1996 Long Term Incentive Plan of the Registrant (management compensation plan)*

    10.14 Vincam Human Resources, Inc. Deferred Compensation Plan (management compensation plan)*

    10.15 Real Estate Mortgage and Security Agreement, dated as of November 2, 1994, between Consolidated Bank, N.A. and the Registrant*

    10.16 Promissory Note, dated November 2, 1994, issued by The Vincam Group, Inc. to Consolidated Bank, N.A. in the aggregate principal amount of $1,000,000*

    10.17 Amendment, entered into as of December 27, 1995, to the Registration Rights Agreement, dated February 10, 1995, between the Registrant, Greylock Equity Limited Partnership, Carlos A. Saladrigas and Jose M. Sanchez (incorporated herein by reference to Exhibit 10.23 filed as part of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the Commission on April 15, 1996 (Registration Statement File No. 33-1594))

    10.18 Deductible Payment Loss Portfolio Transfer Insurance Policy effective December 31, 1996 issued by Commercial Risk Re-Insurance Company to the Registrant. (confidential treatment was granted for certain portions of Exhibit 10.18) (incorporated herein by reference to Exhibit 10.24 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.19 Deductible Indemnification Agreement effective December 31, 1996 between the Registrant and the Reliance Insurance Company (incorporated herein by reference to Exhibit 10.25 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.20 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00 (confidential treatment was granted for certain portions of Exhibit 10.20) (incorporated herein by reference to Exhibit 10.26 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.21 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NXS0133598-00 (incorporated herein by reference to Exhibit 10.27 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.22 Excess Deductible Indemnity Agreement, effective December 31, 1996 issued by Reliance Insurance Company of Illinois (incorporated herein by reference to Exhibit 10.28 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.23 Lease Agreement dated as of December 9, 1997 between Fleet Real Estate, Inc. and The Vincam Group, Inc. (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.24 Guaranty dated as of December 9, 1997 of The Vincam Group, Inc. in favor of First National Bank, as agent (incorporated herein by reference to Exhibit 10.3 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.25 Mortgage, Assignment of Leases and Security Agreement dated as of December 9, 1997 by and between Fleet Real Estate, Inc., The Vincam Group, Inc. and Fleet National Bank (incorporated herein by reference to Exhibit 10.4 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.26 Guaranty dated as of December 9, 1997 by Vincam Human Resources, Inc., Vincam Human Resources, Inc. I, Vincam Human Resources, Inc. II, Vincam Human Resources, Inc. III, Vincam Human Resources, Inc. IV, Vincam Human Resources, Inc. V, Vincam Human Resources, Inc. VI, Vincam Human Resources, Inc. XII, Vincam Human Resources of Michigan, Inc., Vincam Occupational Health Systems, Inc., Personnel Resources, Inc., Vincam Insurance Services, Inc., Vincam Practice Management, Inc., American Pediatric Systems, Inc., Psych/Care, Inc., Vincam/Staff Administrators, Inc., Vincam/Staff Administrators of Western Colorado, Inc., Staff Administrators of CO, Inc., Staff Administrators of California, Inc., Vincam/Amstaff, Inc., RDM, Inc., Amstaff PEO, Inc., American Staffing, Inc. and Vincam/Staffing Network, Inc. in favor of Fleet Real Estate, Inc., and its successors and assigns, including Fleet National Bank as Agent (incorporated herein by reference to Exhibit 10.5 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.27 Development Agreement, dated as of September 12, 1997 by and between Codina Development Corporation and The Vincam Group, Inc. (incorporated herein by reference to Exhibit 10.6 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.28 Revision to Endorsement #1, dated December 31, 1997, to Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00

    10.29 Revision to Endorsement #1, dated December 31, 1997, to Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NXS0133598-00

    10.30 Agreement and Amendment No. 2, effective as of December 31, 1997, to the Credit Agreement dated as of April 24, 1997 among The Vincam Group, Inc., its Subsidiaries, Fleet National Bank as Agent, and the various financial institution parties thereto.

    10.31 Second Amendment to Credit and Investment Agreement, effective as of December 31, 1997, to the Credit and Investment Agreement dated as of December 9, 1997 among The Vincam Group, Inc., Fleet Real Estate, Inc., Fleet National Bank and the lenders signatories thereto.

     21        Subsidiaries of the registrant

     23        Consent of Price Waterhouse LLP

     27        Financial Data Schedule

---------------------
* Incorporated herein by reference to the exhibit of the same number filed as a part of the Company's Registration Statement on Form S-1 filed with the Commission on February 22, 1996 (Registration Statement File No. 333-1594).

(b)      Reports on Form 8-K:

         On October 27, 1997, the Company filed a current report on Form 8-K with the Commission dated October 26, 1997, reporting information under Item 5, Other Events.

         On November 6, 1997, the Company filed a current report on Form 8-K with the Commission dated November 5, 1997, reporting information under Item 5, Other Events.

         On November 7, 1997, the Company filed a current report on Form 8-K with the Commission dated November 7, 1997, reporting information under Item 5, Other Events.

         On November 21, 1997, the Company filed a current report on Form 8-K with the Commission dated November 21, 1997, reporting information under Item 5, Other Events.

         On December 5, 1997, the Company filed a current report on Form 8-K with the Commission dated December 1, 1997, reporting information under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits.

         On December 22, 1997, the Company filed a current report on Form 8-K with the Commission dated December 9, 1997, reporting information under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 1998.

                                         THE VINCAM GROUP, INC.

                                         By: /s/ CARLOS A. SALADRIGAS
                                         ----------------------------
                                         Carlos A. Saladrigas
                                         Chairman of the Board
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                              DATE
---------                                            -----                              -----

 /s/ CARLOS A. SALADRIGAS                   Chairman of the Board                       March 30, 1998
-------------------------                   and Chief Executive Officer
Carlos A. Saladrigas                        (Principal Executive Officer)


 /s/ JOSE M. SANCHEZ                        Vice Chairman of the Board                  March 30, 1998
--------------------                        Area President - South Florida
Jose M. Sanchez

/s/ CARLOS A. RODRIGUEZ                     Chief Financial Officer,                    March 30, 1998
----------------------                      Senior Vice President-
Carlos A. Rodriguez                         Finance and Administration
                                            (Principal Financial Officer)

/s/ MARTINIANO J. PEREZ                     Vice President and Controller               March 30, 1998
-----------------------                     (Principal Accounting Officer)
Martiniano J. Perez

/s/ HOWARD E. COX, JR.                      Director                                    March 30, 1998
---------------------
Howard E. Cox, Jr.

/s/ CHARLES M. HAZARD, JR.                  Director                                    March 19, 1998
-------------------------
Charles M. Hazard, Jr.

/s/ JOHN H. MCARTHUR                        Director                                    March 20, 1998
--------------------
John H. McArthur


                                 EXHIBIT INDEX

EXHIBIT                                 DESCRIPTION
-------                                 ------------

10.28 Revision to Endorsement #1, dated December 31, 1997, to Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00.

10.29 Revision to Endorsement #1, dated December 31, 1997, to Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Company of Illinois to the Registrant, Policy No. NXS0133598-00.

10.30 Agreement and Amendment No. 2, effective as of December 31, 1997, to the Credit Agreement dated as of April 24, 1997 among The Vincam Group, Inc., it Subsidiaried, Fleet National Bank as Agent, and the various financial institution parties thereto.

10.31 Second Amendment to Credit and Investment Agreement, effective as of December 31, 1997, to the Credit and Investment Agreement dated as of December 9, 1997 among The Vincam Group, Inc., Fleet Real Estate, Inc., Fleet National Bank and the lenders signatories thereto.

 21       Subsidiaries of the registrant

 23       Consent of Price Waterhouse LLP

 27       Financial Data Schedule