Form 10-K405/A
period 1997-12-31
VINCAM GROUP INC
filed 1998-04-09
CIK 1008896

------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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



------------------------------------------------------------------------------

         Part II, Item 7, Part II, Item 8 and Part IV of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K") of The Vincam Group, Inc. (the "Company") are hereby amended in their entirety to read as follows:



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

         Other general and administrative expenses were $18.0 million for 1997, compared to $9.5 million for 1996, representing an increase of $8.4 million, or 88.3%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business, to the increased amount of transaction costs related to the acquisitions of SAI, AMI, SNI and CSS and severance costs during 1997 of approximately $2.3 million, to the $1.0 million charge related to the termination of the strategic alliance under which the Company previously provided its workers' compensation managed care services, and to the increase of $1.9 million in additional reserves for bad debts charged to operations during 1997. The increase in the allowance for bad debt of $1.9 million was due primarily to the Company's acquisition of companies which applied less rigorous credit underwriting standards than the Company, the Company's accounts receivable growth of 78%, and the provision for certain health care receivables arising under certain stop-loss insurance policies in an amount of approximately $0.8 million. Other general and administrative expenses were 1.8% of revenues for 1997, compared to 1.5% for 1996.

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

         Administrative personnel expenses were $19.2 million for 1996, compared to $11.2 million for 1995, representing an increase of $8.0 million, or 72.4%. This increase was primarily attributable to increased staffing to support the Company's future growth, including management and senior executive personnel. Administrative personnel expenses were 2.9% of revenues for 1996, compared to 2.7% for 1995.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND FINANCIAL SCHEDULES




                                                                                           PAGE
                                                                                           -----
THE VINCAM GROUP, INC.

Reports of Independent Certified Public Accountants.......................................... 12

Consolidated Balance Sheets as of December 31, 1997 and 1996................................. 16

Consolidated Statements of Income for the Years Ended December 31, 1997, 1996
and 1995..................................................................................... 17

Consolidated Statement of Changes in Stockholders'

(Deficit) Equity for the Years Ended December 31, 1997, 1996 and 1995........................ 18

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996
and 1995..................................................................................... 19

Notes to Consolidated Financial Statements................................................... 21

Financial Statement Schedule - Valuation and Qualifying Accounts............................. 44

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The Vincam Group, Inc.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Vincam Group, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Staffing Network, Inc. which statements reflect total assets of $7,534,927 at December 31, 1996, and total revenues of $114,619,766 and $80,315,215 for the years ended December 31, 1996 and 1995, respectively. We did not audit the financial statements of Amstaff, Inc. which statements reflect total assets of $4,308,304 at December 31, 1996, and total revenues of $66,542,568 and $43,665,424, for the years ended December 1996 and 1995, respectively. We did not audit the financial statements of Staff Administrators, Inc. which statements reflect total assets of $5,723,717 at December 31, 1996, and total revenues of $77,975,919 and $55,824,216 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Staff Administrators, Inc., Amstaff, Inc. and Staffing Network, Inc. is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICE WATERHOUSE LLP

Miami, Florida
March 6, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Staffing Network, Inc.


We have audited the balance sheet of Staffing Network, Inc. as of December 31, 1996, and the related statements of income and retained earnings, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Staffing Network, Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements,in 1995 the Company changed its method of accounting for professional employer fees and worksite employee payroll costs.

/S/ ERNST & YOUNG LLP

Manchester, New Hampshire
March 11, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Amstaff, Inc.

         We have audited the consolidated balance sheet of Amstaff, Inc. and its subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amstaff, Inc. and its subsidiaries as of December 31, 1996, and their consolidated results of operations and cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/S/ PLANTE & MORAN, LLP

Bloomfield Hills, Michigan
September 10, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Staff Administrators, Inc. and Subsidiaries
Denver, Colorado

We have audited the consolidated balance sheet of Staff Administrators, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Staff
Administrators, Inc. and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ EHRHARDT KEEFE STEINER & HOTTMAN PC
---------------------------------------
Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
January 31, 1997


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

             Stockholders' equity:
             Common stock, $.001 par value, 60,000,000
               shares authorized, 15,390,880 and
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


                                             1997                                       1996
                                        QUARTER ENDED                              QUARTER ENDED
                            --------------------------------------    ----------------------------------------
                            MARCH 31   JUNE 30   SEPT. 30  DEC. 31    MARCH 31    JUNE 30   SEPT. 30   DEC. 31
                            --------   -------   -------- ---------   --------    -------   --------  --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA:

Revenues................... $220,024  $236,493  $245,409   $281,703   $136,225   $152,081   $162,911   $203,542
Gross profit...............   13,180    14,389    13,876     16,648      7,469      8,883      9,458     11,380
Operating income(loss).....    1,847        63     1,618        924        990        916        797       (517)
                           ---------  --------- --------   ---------  --------   --------   --------   --------
Net income (loss) ......... $  1,219  $   (102) $  1,028   $   (485)  $    845   $  1,047   $    725   $   (539)
                           =========  ========= ========   =========  ========   ========   ========   ========
Diluted net income (loss)
per common share...........$    0.08  $  (0.01) $   0.06   $  (0.03)  $   0.07   $   0.07   $   0.05   $  (0.03)
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
                              ================    ================       ==================         =============

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements - The financial statements and
                  independent auditors' reports are listed in the "Index to Financial Statements and Financial Schedules" on page 11 and included on pages 12 through 43 of this Form 10-K/A No. 1.

         2. Financial Statement Schedules - The financial statement schedule required by Item 14(a)(2) is included on p. 44 of this Form 10-K/A No. 1.

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

    10.13 1996 Long Term Incentive Plan of the Registrant (management compensation plan)*

    10.14 Vincam Human Resources, Inc. Deferred Compensation Plan (management compensation plan)*

    10.15 Real Estate Mortgage and Security Agreement, dated as of November 2, 1994, between Consolidated Bank, N.A. and the Registrant*

    10.16 Promissory Note, dated November 2, 1994, issued by The Vincam Group, Inc. to Consolidated Bank, N.A. in the aggregate principal amount of $1,000,000*

    10.17 Amendment, entered into as of December 27, 1995, to the Registration Rights Agreement, dated February 10, 1995, between the Registrant, Greylock Equity Limited Partnership, Carlos A. Saladrigas and Jose M. Sanchez (incorporated herein by reference to Exhibit 10.23 filed as part of Amendment No. 2 to the Company's Registration Statement on Form S-1, filed with the Commission on April 15, 1996 (Registration Statement File No. 33-1594))

    10.18 Deductible Payment Loss Portfolio Transfer Insurance Policy effective December 31, 1996 issued by Commercial Risk Re-Insurance Company to the Registrant. (confidential treatment was granted for certain portions of Exhibit 10.18) (incorporated herein by reference to Exhibit 10.24 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.19 Deductible Indemnification Agreement effective December 31, 1996 between the Registrant and the Reliance Insurance Company (incorporated herein by reference to Exhibit 10.25 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.20 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00 (confidential treatment was granted for certain portions of Exhibit 10.20) (incorporated herein by reference to Exhibit 10.26 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.21 Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NXS0133598-00 (incorporated herein by reference to Exhibit 10.27 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.22 Excess Deductible Indemnity Agreement, effective December 31, 1996 issued by Reliance Insurance Company of Illinois (incorporated herein by reference to Exhibit 10.28 filed as part of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-28148))

    10.23 Lease Agreement dated as of December 9, 1997 between Fleet Real Estate, Inc. and The Vincam Group, Inc. (incorporated herein by reference to Exhibit 10.2 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.24 Guaranty dated as of December 9, 1997 of The Vincam Group, Inc. in favor of First National Bank, as agent (incorporated herein by reference to Exhibit 10.3 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.25 Mortgage, Assignment of Leases and Security Agreement dated as of December 9, 1997 by and between Fleet Real Estate, Inc., The Vincam Group, Inc. and Fleet National Bank (incorporated herein by reference to Exhibit 10.4 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.26 Guaranty dated as of December 9, 1997 by Vincam Human Resources, Inc., Vincam Human Resources, Inc. I, Vincam Human Resources, Inc. II, Vincam Human Resources, Inc. III, Vincam Human Resources, Inc. IV, Vincam Human Resources, Inc. V, Vincam Human Resources, Inc. VI, Vincam Human Resources, Inc. XII, Vincam Human Resources of Michigan, Inc., Vincam Occupational Health Systems, Inc., Personnel Resources, Inc., Vincam Insurance Services, Inc., Vincam Practice Management, Inc., American Pediatric Systems, Inc., Psych/Care, Inc., Vincam/Staff Administrators, Inc., Vincam/Staff Administrators of Western Colorado, Inc., Staff Administrators of CO, Inc., Staff Administrators of California, Inc., Vincam/Amstaff, Inc., RDM, Inc., Amstaff PEO, Inc., American Staffing, Inc. and Vincam/Staffing Network, Inc. in favor of Fleet Real Estate, Inc., and its successors and assigns, including Fleet National Bank as Agent (incorporated herein by reference to Exhibit 10.5 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.27 Development Agreement, dated as of September 12, 1997 by and between Codina Development Corporation and The Vincam Group, Inc. (incorporated herein by reference to Exhibit 10.6 filed as part of the Registrant's Report on Form 8-K dated December 9, 1997 (Commission File No. 0-28148))

    10.28 Revision to Endorsement #1, dated December 31, 1997, to Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NGB0133600-00**

    10.29 Revision to Endorsement #1, dated December 31, 1997, to Deductible Liability Insurance Policy effective December 31, 1996 issued by Reliance Insurance Company of Illinois to the Registrant, Policy No. NXS0133598-00**

    10.30 Agreement and Amendment No. 2, effective as of December 31, 1997, to the Credit Agreement dated as of April 24, 1997 among The Vincam Group, Inc., its Subsidiaries, Fleet National Bank as Agent, and the various financial institution parties thereto.**

    10.31 Second Amendment to Credit and Investment Agreement, effective as of December 31, 1997, to the Credit and Investment Agreement dated as of December 9, 1997 among The Vincam Group, Inc., Fleet Real Estate, Inc., Fleet National Bank and the lenders signatories thereto.**

     21        Subsidiaries of the registrant**

     23.1      Consent of Price Waterhouse LLP

     23.2      Consent of Ernst & Young LLP

     23.3      Consent of Plante & Moran, LLP

     23.4      Consent of Ehrhardt Keefe Steiner & Hottman PC

     27        Financial Data Schedule**

---------------------
* Incorporated herein by reference to the exhibit of the same number filed as a part of the Company's Registration Statement on Form S-1 filed with the Commission on February 22, 1996 (Registration Statement File No. 333-1594).

**Incorporated herein by reference to the exhibit of the same number filed as a part of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-28148).

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of April, 1998.

                                         THE VINCAM GROUP, INC.

                                         By: /S/ CARLOS A. RODRIGUEZ
                                         ----------------------------
                                         Carlos A. Rodriguez
                                         Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------

23.1                Consent of Price Waterhouse LLP

23.2                Consent of Ernst & Young LLP

23.3                Consent of Plante & Moran, LLP

23.4                Consent of Ehrhardt Keefe Steiner & Hottman PC