Form 10-Q
period 1998-03-31
VINCAM GROUP INC
filed 1998-05-15
CIK 1008896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-28148

                             THE VINCAM GROUP, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                      59-2452823
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2850 DOUGLAS ROAD CORAL GABLES, FLORIDA                                  33134
(Address of principal executive offices)                              (Zip Code)

                                 (305) 460-2350
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

             (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         As of May 8, 1998, The Vincam Group, Inc. had 15,611,807 shares of common stock, $.001 par value, outstanding.



================================================================================

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................   3
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings................................................  22
Item 2.   Changes in Securities and Use of Proceeds........................  22
Item 6.   Exhibits and Reports on Form 8-K.................................  22

SIGNATURES.................................................................  23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

   THE VINCAM GROUP, INC.

   Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and
     December 31, 1997........................................................ 4

   Unaudited Consolidated Statements of Operations for the Three Months
     Ended March 31, 1998 and 1997............................................ 5

   Unaudited Consolidated Statement of Changes in Stockholders' Equity
     for the Three Months Ended March 31, 1998................................ 6

   Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
     March 31, 1998 and 1997.................................................. 7

   Notes to Consolidated Financial Statements (Unaudited)..................... 8

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       1998              1997
                                                                                  --------------     ------------
                                         ASSETS                                     (UNAUDITED)
         CURRENT ASSETS:
             Cash and cash equivalents.....................................       $   7,640,965      $    4,934,755
             Investments...................................................                  --           1,766,737
             Accounts receivable, net......................................          50,759,319          48,924,247
             Due from affiliates...........................................             466,371             561,673
             Income tax receivable.........................................             451,894           1,536,371
             Deferred taxes................................................             735,488             735,488
             Reinsurance recoverable.......................................           1,495,587           1,692,513
             Prepaid workers' compensation insurance premium...............          12,769,045          14,467,403
             Prepaid expenses and other current assets.....................           3,938,129           3,020,745
                                                                                  --------------     --------------
                    Total current assets...................................          78,256,798          77,639,932

             Property and equipment, net...................................           8,076,164           7,852,498
             Deferred taxes................................................             640,735             640,735
             Goodwill and client contracts, net............................           7,274,753           7,384,323
             Other assets..................................................           1,437,431           1,498,438
                                                                                  --------------     --------------
                                                                                   $ 95,685,881      $   95,015,926
                                                                                  ==============     ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES:
             Accounts payable and accrued expenses.........................       $   5,494,637      $    4,712,931
             Accrued salaries, wages and payroll taxes.....................          41,970,127          39,887,369
             Reserve for claims............................................           3,945,079           4,106,734
             Income tax payable............................................             612,188                  --
             Current portion of borrowings.................................           7,728,245          11,061,009
             Deferred gain.................................................             251,678             460,294
                                                                                  --------------     --------------
                    Total current liabilities..............................          60,001,954          60,228,337

         Long term borrowings, less current portion........................              34,945              36,818
         Reserve for claims................................................             301,000             402,000
         Other liabilities.................................................           1,138,889           1,038,037
                                                                                  --------------     --------------

                    Total liabilities......................................          61,476,788          61,705,192
                                                                                  --------------     --------------

         Commitments and contingencies (Note 6)............................                --                 --
                                                                                  --------------     --------------

         Stockholders' equity:
             Common stock, $.001 par value, 60,000,000 shares
                authorized, 15,583,631 shares issued and outstanding.......              15,583              15,391
             Additional paid in capital....................................          34,237,625          35,142,798
             Accumulated deficit...........................................             (44,115)         (1,847,455)
                                                                                  --------------     --------------
                    Total stockholders' equity.............................          34,209,093          33,310,734
                                                                                  --------------     --------------
                                                                                  $  95,685,881      $   95,015,926
                                                                                  ==============     ==============

             The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     1998                      1997
                                                              ------------------        -----------------

Revenues..................................................    $    284,222,770          $     220,024,174
                                                              ------------------        -----------------

Direct costs:
    Salaries, wages and employment
      taxes of worksite employees.........................         254,597,519                194,324,100
    Health care and workers' compensation.................          10,432,458                  9,657,609
    State unemployment taxes and other....................           3,619,936                  2,862,757
                                                              ------------------        -----------------

          Total direct costs..............................         268,649,913                206,844,466
                                                              ------------------        -----------------

Gross profit..............................................          15,572,857                 13,179,708
                                                              ------------------        -----------------

Operating expenses:
    Administrative personnel..............................           6,426,380                  5,717,606
    Other general and administrative......................           3,365,934                  2,983,019
    Sales and marketing...................................           1,715,363                  1,549,739
    Provision for doubtful accounts.......................             258,412                    315,850
    Depreciation and amortization.........................             724,338                    766,106
                                                              ------------------        -----------------

          Total operating expenses........................          12,490,427                 11,332,320
                                                              ------------------        -----------------

Operating income..........................................           3,082,430                  1,847,388
Interest (expense) income, net............................             (40,090)                   175,777
                                                              ------------------        -----------------

Income before taxes.......................................           3,042,340                  2,023,165
Provision for income taxes................................          (1,239,000)                  (804,407)
                                                              ------------------        ------------------

Net income................................................    $      1,803,340          $       1,218,758
                                                              ==================        =================

Basic net income per common share.........................    $           0.12          $            0.08
                                                              ==================        =================

Weighted average number of shares
    outstanding used in basic
    earnings per share calculation........................          15,563,038                 15,212,450
                                                              ==================        =================

Diluted net income per common share.......................    $           0.11          $            0.08
                                                              ==================        =================

Weighted average number of shares
    outstanding used in diluted
    earnings per share calculation........................          16,267,673                 15,980,478
                                                              ==================        =================


             The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        COMMON STOCK
                                                  --------------------------                         RETAINED
                                                                                  ADDITIONAL        EARNINGS
                                                                                    PAID IN       (ACCUMULATED
                                                     SHARES       PAR VALUE         CAPITAL         DEFICIT)           TOTAL
                                                   ----------    -----------     ------------    ---------------     -----------

Balance at December 31, 1997.....................  15,390,880    $   15,391     $  35,142,798   $   (1,847,455)     $33,310,734

Issuance of common stock under
 acquisition agreements..........................     150,000           150        (1,001,732)              --       (1,001,582)

Issuance of common stock to
 employees under stock option plans..............      42,751            42            96,559               --           96,601

Net income.......................................          --            --                --        1,803,340        1,803,340
                                                 -------------   -----------    --------------  ---------------    ------------

Balance at March 31, 1998........................  15,583,631    $   15,583     $  34,237,625   $      (44,115)     $34,209,093
                                                 =============   ===========    ==============  ===============    ============


             The accompanying notes are an integral part of these consolidated financial statements.

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                  --------------------------------
                                                                       1998                1997
                                                                  --------------      ------------
Cash flows from operating activities:
   Net income.................................................    $  1,803,340        $  1,218,758
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization............................         724,338             766,106
     Provision for doubtful accounts..........................         258,412             315,850
     Deferred gain............................................        (208,616)            460,552
     Deferred income tax expense..............................              --           1,117,306
     Changes in assets and liabilities:
       Increase in accounts receivable........................      (2,093,484)         (4,968,241)
       Decrease in due from affiliates........................          95,302              27,875
       Decrease in income tax receivable......................       1,084,477                  --
       Decrease (increase) in reinsurance recoverable.........         196,926          (1,273,800)
       Decrease in prepaid workers' compensation
         insurance premium....................................       1,698,358             691,728
       Increase in prepaid expenses and other current assets..        (917,384)           (399,665)
       Decrease (increase) in other assets....................          28,022            (106,442)
       Increase (decrease) in accounts payable and
         accrued expenses.....................................         105,124            (804,349)
       Increase in accrued salaries, wages and payroll taxes..       2,082,755           4,163,531
       Decrease in reserve for claims.........................        (587,655)           (461,749)
       Increase (decrease) in income taxes payable............         612,188            (236,194)
       Decrease in deferred compensation......................              --            (276,596)
       Increase (decrease) in other liabilities...............         100,852            (102,445)
                                                                  --------------      -------------

Net cash provided by operating activities.....................       4,982,955             132,225
                                                                  --------------      -------------

Cash flows from investing activities:
   Purchases of property and equipment........................        (805,449)         (1,336,777)
   Redemption (purchases) of short term investments...........       1,766,737            (169,138)
                                                                  --------------      -------------

Net cash provided by (used in) investing activities...........         961,288          (1,505,915)
                                                                  --------------      -------------

Cash flows from financing activities:
   Principal payments on borrowings...........................      (3,334,634)            (21,388)
   Notes payable to affiliate.................................              --          (1,018,000)
   Payment of amounts due under acquisition agreements........              --            (478,364)
   Issuance of common stock to employees under stock plans....          96,601             123,330
                                                                  --------------      -------------

Net cash used in financing activities.........................      (3,238,033)         (1,394,422)
                                                                  --------------      -------------

Net increase (decrease) in cash and cash equivalents..........       2,706,210          (2,768,112)
Cash and cash equivalents, beginning of period................       4,934,755          18,884,531
                                                                  --------------      -------------

Cash and cash equivalents, end of period......................    $  7,640,965        $ 16,116,419
                                                                  ==============      =============


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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


NOTE 1 - BASIS FOR PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in The Vincam Group, Inc.'s Annual Report on Form 10-K, as amended by Form 10-K/A No.1. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

         The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries ("Vincam" or the "Company"). All material intercompany balances and transactions have been eliminated.

NOTE 2 - ACQUISITIONS

         On January 30, 1998, the Company acquired Corporate Staff Services, Inc. ("CSS"), a privately held PEO headquartered in Orange County, Connecticut (the "CSS Acquisition"). The Company issued 150,000 shares of its common stock in exchange for all of the outstanding shares of common stock of CSS. The acquisition has been accounted for as a pooling of interest, however, since the CSS Acquisition was not significant to the Company's financial condition and results of operations, the 1997 financial information has not been restated to include the financial position and results of operations of CSS.

NOTE 3 - ACCOUNTS RECEIVABLE

         At March 31, 1998 and December 31, 1997, accounts receivable consisted of the following:

                                                   1998               1997
                                             ----------------   ----------------

Billed to clients...........................  $    16,330,134    $   16,149,364
Unbilled revenues...........................       36,768,909        34,801,470
                                              ----------------  ----------------
                                                   53,099,043        50,950,834

Less: allowance for doubtful accounts.......       (2,339,724)       (2,026,587)
                                              ----------------  ----------------

                                              $    50,759,319      $ 48,924,247
                                              ================  ================

NOTE 4 - RESERVE FOR CLAIMS

         In December 1996, the Company entered into an arrangement with a national insurance company to provide workers' compensation insurance coverage at a cost which is equal to a fixed percentage of the average standard premium for 1997 through 1999, subject to a deductible of only $2,000 per medical claim. The workers' compensation arrangement, originally covering the years 1997 through 1999, now includes coverage through the year 2000 under certain revised terms and conditions. The arrangement remains a guaranteed cost program. Accordingly, effective January 1, 1997, the Company recorded

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


workers' compensation costs based primarily on the fixed percentage of the average standard premium under such policy, rather than through the previous practice of applying actuarial estimates to claims.

         In addition, in December 1996, March 1997, September 1997 and December 1997, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large deductible worker's compensation insurance policies for the years 1994, 1995 and 1996 (including those of acquired companies), for an aggregate premium of $6,010,000. Since reserves for claims for these years have been previously provided, the Company has recorded the premium as a reinsurance receivable and a deferred gain which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

         As a consequence of the reinsurance agreement described above, at March 31, 1998 and December 31, 1997, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

         At March 31, 1998 and December 31, 1997, the Company's reserves for claims costs are as follows:

                                                              1998                1997
                                                        ---------------     ----------

Reserve for workers' compensation claims..............  $   2,148,705       $  2,035,477
Reserve for behavioral and health care claims.........      2,097,374          2,473,257
                                                        --------------      -------------
                                                            4,246,079          4,508,734
Less: workers' compensation claims expected
to be settled in more than one year...................       (301,000)          (402,000)
                                                        ----------------    -------------

Reserve for claims--current                             $   3,945,079       $  4,106,734
                                                        ===============     =============

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


NOTE 5 - BORROWINGS

         Borrowings at March 31, 1998 and December 31, 1997, are as follows:

                                                                                   1998              1997
                                                                             ---------------   --------------
Note payable for workers' compensation premiums, maturing in
November 1998, with monthly payments of principal and
interest of $1,144,534, at a rate of 6.30%.................................  $   6,660,562     $  10,035,123

Notes payable for general liability insurance premiums, maturing in 1998, with monthly payments of principal and interest ranging from
$16,333 to $19,280, at a rates ranging from 6.50% to 6.70%.................        242,683           173,526

Note payable to bank, original amount of $1 million, repayable in monthly instalments of $4,167, plus interest at 8.50% per annum, through November 1998 when a balloon payment of
$750,000 is due, secured by land and building..............................        783,223           791,557

Note payable for state unemployment taxes, maturing in 1998
with monthly payments of $3,264............................................          6,174            16,326

Capital lease obligations for computer hardware and software, payable in monthly instalments of principal and interest ranging from $3,214 to $7,479 through May 2000, with interests
ranging from 9.80% to 12.30% per annum, collateralized
by computer hardware and software..........................................         37,672            46,276

Other notes payable, bearing interest at rates ranging from
7.50% to 10.75%, repayable in various monthly instalments..................         32,876            35,019
                                                                             ---------------   --------------
                                                                                 7,763,190        11,097,827
Less: current portion......................................................     (7,728,245)      (11,061,009)
                                                                             ---------------   --------------

                                                                             $      34,945     $      36,818
                                                                             ===============   ==============

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County that the Company expects will be completed in the fall of 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years subject to compliance with the terms and conditions of the credit agreement and related documents. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement. Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. Default under the Company's covenants contained in the Facility Financing Agreement constitutes default under the Company's lease of the headquarters facility. In the event of such default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is limited to $12 million. As of December 31, 1997, an aggregate of $3.9 million in loans were outstanding to the lessor which financed the $2.6 million purchase price of the land and certain development and closing costs.

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

                             THE VINCAM GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

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

         The Company is a defendant in a lawsuit pending in the 11th Judicial Circuit in Miami-Dade County, Florida related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's complaint, which was sustained by the court, alleges premises liability and negligence against both the Company and its client as a result of a worksite accident on the client's premises and seeks damages in excess of $15,000. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. The Company's motions for summary judgment on that basis were denied, and discovery in the proceeding continues. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses. The case is set for trial in October 1998. The Company believes that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or the Company's liability insurance carrier. Although management believes, based on consultations with the Company's counsel, that the Company's ultimate liability in this matter should not be material, there can be no assurance that the Company will prevail in the litigation, or in a related claim for indemnification, or that the liability of the Company, if any, would not have a material adverse effect on the Company's financial condition and results of operations.

          In April 1998, the Company settled the lawsuit brought in the 11th Judicial Circuit in Miami-Dade County, Florida in November 1995 by an individual who alleged that he was injured by a worksite employee of a client of the Company which owns and operates a hotel and was a co-defendant in the litigation. The full amount of the settlement was paid by the Company's general liability insurer.

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

                               * * * * * * * * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with (i) the Consolidated Financial Statements and Notes thereto contained herein, (ii) the Consolidated Financial Statements and the Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 1997 Annual Report on Form 10-K, as amended by Form 10-K/A No.1, filed by The Vincam Group, Inc. ("Vincam" or the "Company") with the Securities and Exchange Commission.

           The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "believes," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to maintain or to further expand the range of services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations, and to achieve synergies and other cost savings in the operation of acquired companies; and (x) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission including this Form 10-Q.

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

OVERVIEW

         Vincam, one of the ten largest professional employer organization ("PEOs") in the industry based on 1996 revenues (according to Staffing Industry Analysts, Inc.), provides small and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. The Company's continuum of integrated employment-related services consists of human resource administration, employment regulatory compliance management, workers' compensation coverage, health care and other employee benefits. The Company establishes a co-employer relationship with its clients and contractually assumes substantial employer responsibilities with respect to worksite employees. In addition, the Company offers certain specialty managed care services on a stand-alone basis to health and workers' compensation insurance companies, HMOs and large employers.

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

         The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of dental care, vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs, with third party insurers providing insurance with respect to minimum premium and partially self-insured plans to the extent claims exceed certain levels ("stop loss coverage"). Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history. The Company maintains reserves for medical and behavioral health claims, which reserves are estimates based on periodic reviews of open claims, past claims experience and other factors deemed relevant by management. While the Company believes that such reserves are adequate, the Company cannot predict with certainty the ultimate liability associated with open claims and past claims experience may not be indicative of future results. Accordingly, if estimated reserve amounts prove to be less than the ultimate liability with respect to such claims, the Company's financial condition, results of operations and liquidity could be materially adversely affected. In addition, to the extent an insurer delays or denies the payment of a claim for stop loss coverage, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

         Workers' compensation costs include medical costs and indemnity payments for lost wages, administrative costs and insurance premiums related to the Company's workers' compensation coverage. Prior to 1997, the Company was insured under a large deductible insurance plan. Under this plan the Company was obligated to reimburse its insurance carrier for a portion of the insurance risk related to workers' compensation claims up to a predetermined deductible per occurrence ranging from $150,000 to $1,000,000. Workers' compensation costs for 1995 and 1996 also include reserves for claims which have been incurred but not reported and for anticipated loss development. In December 1996, the Company entered into an arrangement with an insurance company under which the percentage of the average standard premium to be paid by the Company for workers' compensation coverage for the years 1997 to 1999 was fixed. The arrangement, originally covering the years 1997 through 1999, now includes coverage through the year 2000 under certain revised terms and conditions. The arrangement remains a guaranteed cost program. Additionally, the Company entered into agreements as of December 1996 whereby the Company reinsured substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994 through 1996, and in 1997 entered into similar agreements to reinsure the remaining claims under the prior large deductible workers' compensation insurance policies of Staff Administrators, Inc. ("SAI"), Amstaff, Inc. ("AMI") and Staffing Network, Inc. ("SNI"), companies acquired by Vincam.

         The cost of workers' compensation insurance coverage is significant to the Company's operating results. Accordingly, the Company uses extensive managed care procedures in an attempt to control workers' compensation costs and related insurance premiums. Changes to existing workers' compensation rating systems, which could result in increased insurance premiums, and other increases in workers' compensation costs and related insurance premiums could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

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

RESULTS OF OPERATIONS

         The following table sets forth, for March 31, 1998 and 1997, certain selected income statement data expressed as a percentage of revenues:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           ------------------------
                                                                             1998            1997
                                                                           --------        --------


Revenues..........................................................            100.0%           100.0%
                                                                         -----------      -----------
Direct costs:
   Salaries, wages and employment taxes of worksite
     employees....................................................             89.6%            88.3%
   Health care and workers' compensation..........................              3.7%             4.4%
   State unemployment taxes and other.............................              1.2%             1.3%
                                                                         -----------      -----------

     Total direct costs...........................................             94.5%            94.0%
                                                                         -----------      -----------

Gross profit......................................................              5.5%             6.0%
                                                                         -----------      -----------

Operating expenses:
   Administrative personnel.......................................              2.3%             2.6%
   Other general and administrative, including provision
     for doubtful accounts........................................              1.2%             1.5%
   Sales and marketing............................................              0.6%             0.7%
   Depreciation and amortization..................................              0.3%             0.3%
                                                                         -----------      -----------

     Total operating expenses.....................................              4.4%             5.1%
                                                                         -----------      -----------

Operating income..................................................              1.1%             0.9%
Interest income (expense), net....................................              0.0%             0.1%
                                                                         -----------      -----------

Income before taxes...............................................              1.1%             1.0%
Provision for income taxes........................................              0.4%             0.4%
                                                                         -----------      -----------

Net income........................................................              0.7%             0.6%
                                                                         ===========      ===========


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         The Company's revenues for the three months ended March 31, 1998 were $284.2 million compared to $220.0 million for the same period in 1997, representing an increase of $64.2 million, or 29.2%. This increase was due primarily to an increased number of PEO worksite employees. The number of worksite employees increased 20.4% over the same period, from 35,300 worksite employees to 42,500.

         Salaries, wages and employment taxes of worksite employees were $254.6 million for the three months ended March 31, 1998, compared to $194.3 million for the same period in 1997, representing an increase of $60.3 million, or 31.0%. The increase in salaries, wages and employment taxes of worksite employees was due primarily to an increased number of PEO worksite employees. Salaries, wages and employment taxes of worksite employees were 89.6% of revenues for the three months ended March 31, 1998, compared to 88.3% for the same period in 1997. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues resulted from a change in the Company's worksite employee mix towards worksite employees having a lower cost workers' compensation classification and lower workers' compensation rates in several of the states where the Company operates, which resulted in lower markups being charged by the Company.

         Health care and workers' compensation costs were $10.4 million for the three months ended March 31, 1998, compared to $9.7 million for the same period in 1997, representing an increase of $0.8 million, or 8.0%. This increase was due mainly to the higher volume of PEO worksite employees. Health care and workers' compensation costs were 3.7% of revenues for the three months ended March 31, 1998, compared to 4.4% for the same period in 1997. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to the change in the Company's worksite employee mix towards worksite employees having a lower cost workers' compensation classification, which resulted in lower markups being charged by the Company.

         State unemployment taxes and other direct costs were $3.6 million for the three months ended March 31, 1998, compared to $2.9 million for the same period in 1997, representing an increase of $0.8 million or 26.3%. This increase was due mainly to the higher volume of salaries and wages paid during the three months ended March 31, 1998, which was a direct function of the increase of PEO worksite employees and an increase in other direct costs related to the Company's services. State unemployment taxes and other direct costs were 1.2% of revenues for the three months ended March 31, 1998, compared to 1.3% for the same period in 1997.

         Gross profit was $15.6 million for the three months ended March 31, 1998 compared to $13.2 million for the same period in 1997, representing an increase of $2.4 million, or 18.2%, due mainly to both, the increase in revenues and the increase in salaries and wages paid during the three months ended March 31, 1998, which was a direct function of the increase of PEO worksite employees. Gross profit was 5.5% of revenues for the three months ended March 31, 1998, compared to 6.0% for the same period in 1997. The decrease in gross profit as a percentage of revenues was due mainly to the shift in the Company's employee mix, which resulted in lower markup being charged by the Company, partially offset by lower workers' compensation cost.

         Administrative personnel expenses were $6.4 million for the three months ended March 31, 1998, compared to $5.7 million for the same period in 1997, representing an increase of $0.7 million, or 12.4%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. Administrative personnel expenses were 2.3% of revenues for the three months ended March 31, 1998, compared to 2.6% for the same period in 1997. This decrease in administrative personnel expenses as a percentage of revenues resulted from the payment of executive salaries at AMI and SNI during 1997, which were reduced after their respective acquisitions by the Company.

         Other general and administrative expenses, including provision for doubtful accounts, were $3.6 million for the three months ended March 31, 1998, compared to $3.3 million for the same period in 1997, representing an increase of $0.3 million, or 9.9%. This increase in other general and administrative expenses was primarily attributable to the growth of the Company's business and to the increased amount of acquisition costs. Other general and administrative expenses were 1.2% of revenues for the three months ended March 31, 1998, compared to 1.5% for the same period in 1997.

         Sales and marketing costs were $1.7 million for the three months ended March 31, 1998, compared to $1.6 million for the same period in 1997, representing an increase of $0.16 million, or 10.7%. The increase reflects the addition of sales representatives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.6% of revenues for the three months ended March 31, 1998, compared to 0.7% for the same period in 1997.

         Operating income was $3.1 million for the three months ended March 31, 1998, compared to $1.9 million for the same period in 1997, representing an increase of $1.2 million, or 67.0%. The increase in operating income was due mainly to increase in revenues resulting from an increase in worksite employees.

         Net income was $1.8 million for the three months ended March 31, 1998, compared to $1.2 million for the same period in 1997, representing an increase of $0.6 million, or 48.2%. Diluted earnings per share were $0.11 for the three months ended March 31, 1998, compared to $0.08 for the same period in 1997, representing an increase of $0.03, or 45.6%.

         The Company anticipates that administrative personnel expenses, other general and administrative expenses, sales and marketing expenses and interest expense will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $18.3 million, compared to $17.4 million at December 31, 1997. The Company anticipates reduction in working capital in future periods as a result of the Company's current plans to continue growth through acquisitions and expenditures to support current growth.

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

         On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County that the Company expects will be completed in the fall of 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years subject to compliance with the terms and conditions of the credit agreement and related documents. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement. Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. Default under the Company's covenants contained in the Facility Financing Agreement constitutes default under the Company's lease of the headquarters facility. In the event of such default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is limited to $12 million. As of December 31, 1997, an aggregate of $3.9 million in loans were outstanding to the lessor which financed the $2.6 million purchase price of the land and certain development and closing costs.

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

         The Company's primary short-term liquidity requirements in 1998 include the repayment of $7.7 million borrowed by the Company to finance the prepayment of a portion of the Company's workers' compensation and general liability insurance premiums for 1998, payment of $750,000 due on the mortgage of the Company's current headquarters facility, investment in software development, expenditures for office and computer equipment to support the Company's growth, and the payment of other expenses related to the Company's growth. The Company anticipates capital expenditures for 1998 of approximately $5.0 million, primarily for software development, including the evaluation and implementation of changes to computer programs addressing the year 2000 issue.

         Net cash provided by operating activities was $5.0 million for the three months ended March 31, 1998, compared to approximately $0.1 million for the same period in 1997. The difference between the Company's net income of $1.8 million for the three months ended March 31, 1998, and its operating cash flow was due primarily to a $2.1 million increase in accrued salaries, wages, and payroll taxes, an increase of $0.6 million in income tax payable, a decrease in prepaid workers' compensation insurance premium of $1.7 million, a decrease in income tax receivable of $1.1 million, an increase in accounts payable and accrued expenses of $0.1 million, and increases in noncash items such as depreciation and amortization of $0.7 million, provision for doubtful accounts of $0.3 million, partially reduced by an increase of $2.1 million in accounts receivable, an increase of $0.9 million in prepaid expenses and other current assets, and a decrease in reserves for claims of $0.6 million. The increase in accounts receivable and accrued salaries, wages and payroll taxes resulted from both a higher number of PEO clients and worksite employees served during the three months ended March 31, 1998 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle.

         Net cash provided by investing activities was $1.0 million for the three months ended March 31, 1998, compared to $1.5 million used in investing activities in the same period in 1997. This reflects the purchase of $0.8 million in property and equipment to support the Company's growth and the redemption of short term investments of $1.8 million.

         Net cash used in financing activities was $3.2 million for the three months ended March 31, 1998, compared to $1.4 million used in financing activities in the same period in 1997. During 1998, the Company made principal payments on borrowings of $3.3 million.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Reference is made to Part I, Item 3. Legal Proceedings of The Vincam Group, Inc.'s Annual Report on Form 10-K for year ended December 31, 1997, as amended. In April 1998, the 11th Judicial Circuit Court in Miami-Dade County Florida entered an order dismissing with prejudice the lawsuit filed by James Byrnes against The Vincam Group, Inc. (the "Company"), among others. The court's order followed the settlement of the lawsuit between Mr. Byrnes and the Company. The full amount of the settlement was paid by the Company's general liability insurer.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 30, 1998, the Company completed the acquisition of Corporate Staff Services, Inc. ("CSS") and issued an aggregate of 150,000 shares of its common stock, par value $.001 ("Common Stock"), to John J. Piscioniere and Willard Finkle as consideration for all of the outstanding common stock of CSS. The issuance of such shares of Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
   NO.            DESCRIPTION
   ---            -----------

11            Statement re Computation of Per Share Earnings

27.1 Financial Data Schedule as of and for the three months period ended March 31, 1998.

27.2 Restated Financial Data Schedule as of and for the three months period ended March 31, 1997.

(b)      Reports of Form 8-K

         On January 20, 1998, the Company filed Amendment No.1 to its Current Report of Form 8-K dated December 1, 1997 with the Securities and Exchange Commission reporting information under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE VINCAM GROUP, INC.

MAY 15, 1998              By: /S/ CARLOS A. RODRIGUEZ                        .
-------------------           ------------------------------------------------
Date                          Carlos A. Rodriguez, Chief Financial Officer,
                              Senior Vice President Finance and Administration
                              (Principal Financial Officer)

MAY 15, 1998              By: /S/ MARTINIANO J. PEREZ                        .
-------------------           ------------------------------------------------
Date                          Martiniano J. Perez, Vice President and Controller
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------

11                 Statement re Computation of Per Share Earnings

27.1 Financial Data Schedule as of and for the three months period ended March 31, 1998.

27.2 Restated Financial Data Schedule as of and for the three months period ended March 31, 1997.