Form 10-Q
period 1998-06-30
VINCAM GROUP INC
filed 1998-08-14
CIK 1008896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               x Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1998

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of August 7, 1998, The Vincam Group, Inc. had 15,678,557 shares of common stock, $.001 par value, outstanding.

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                     Page

Part I    Financial Information

Item 1.   Financial Statements.....................................     3
Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    14

Part II   Other Information

Item 4.   Submission of Matters to a Vote of Security Holders......    24
Item 6.   Exhibits and Reports on Form 8-K.........................    24

Signatures.........................................................    25

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                     Page
The Vincam Group, Inc.

         Unaudited Consolidated Balance Sheets as of June 30,
           1998 and December 31, 1997..............................     4

         Unaudited Consolidated Statements of Operations for
           the Three and the Six Months Ended June 30, 1998
           and 1997................................................     5

         Unaudited Consolidated Statement of Changes in
           Stockholders' Equity for the Six Months Ended
           June 30, 1998...........................................     6

         Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended June 30, 1998 and 1997.........     7

         Notes to Consolidated Financial Statements (Unaudited)....     8

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,     December 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                               (Unaudited)
                                Assets
Current assets:
    Cash and cash equivalents .............................   $ 10,822,631   $  4,934,755
    Investments ...........................................           --        1,766,737
    Accounts receivable, net ..............................     58,155,815     48,924,247
    Due from affiliates ...................................        317,959        561,673
    Income tax receivable .................................        451,894      1,536,371
    Deferred taxes ........................................        735,488        735,488
    Reinsurance recoverable ...............................        585,387      1,692,513
    Prepaid workers' compensation insurance premium .......      9,969,270     14,467,403
    Prepaid expenses and other current assets .............      4,992,649      3,020,745
                                                              ------------   ------------
           Total current assets ...........................     86,031,093     77,639,932

    Property and equipment, net ...........................      8,225,510      7,852,498
    Deferred taxes ........................................        640,735        640,735
    Goodwill and client contracts, net ....................      7,144,113      7,384,323
    Other assets ..........................................      1,578,238      1,498,438
                                                              ------------   ------------
                                                              $103,619,689   $ 95,015,926
                                                              ============   ============

                 Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses .................   $  5,249,129   $  4,712,931
    Accrued salaries, wages and payroll taxes .............     50,787,484     39,887,369
    Reserve for claims ....................................      3,822,833      4,106,734
    Income tax payable ....................................      1,461,006           --
    Current portion of borrowings .........................      4,257,546     11,061,009
    Deferred gain .........................................        167,786        460,294
                                                              ------------   ------------
           Total current liabilities ......................     65,745,784     60,228,337

Long term borrowings, less current portion ................           --           36,818
Reserve for claims ........................................        215,000        402,000
Other liabilities .........................................        871,026      1,038,037
                                                              ------------   ------------

           Total liabilities ..............................     66,831,810     61,705,192
                                                              ------------   ------------

Commitments and contingencies (Note 6) ....................           --             --
                                                              ------------   ------------

Stockholders' equity:
    Common stock, $.001 par value, 60,000,000 shares
       authorized, 15,666,930 shares issued and outstanding         15,666         15,391
    Additional paid in capital ............................     35,461,945     35,142,798
    Retained earnings (accumulated deficit) ...............      1,310,268     (1,847,455)
                                                              ------------   ------------
           Total stockholders' equity .....................     36,787,879     33,310,734
                                                              ------------   ------------
                                                              $103,619,689   $ 95,015,926
                                                              ============   ============

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                          June 30,
                                                     1998              1997             1998              1997
                                                ---------------  ---------------   ---------------  ---------------
Revenues.....................................   $  311,568,684   $  235,787,653    $  595,791,454   $  455,103,968
                                                ---------------  ---------------   ---------------  ---------------

Direct costs:
    Salaries, wages and employment
      taxes of worksite employees............      279,346,701      210,330,426       533,944,220      404,830,778
    Health care and workers' compensation....       12,335,816        8,685,799        22,768,274       17,635,549
    State unemployment taxes and other.......        3,435,129        2,382,276         7,055,065        5,068,781
                                                ---------------  ---------------   ---------------  ---------------

          Total direct costs.................      295,117,646      221,398,501       563,767,559      427,535,108
                                                ---------------  ---------------   ---------------  ---------------

Gross profit.................................       16,451,038       14,389,152        32,023,895       27,568,860
                                                ---------------  ---------------   ---------------  --------------

Operating expenses:
    Administrative personnel.................        6,524,229        6,299,782        12,950,609       12,017,388
    Other general and administrative.........        3,332,961        5,144,960         6,957,307        8,443,829
    Sales and marketing......................        2,147,173        1,894,531         3,862,536        3,444,270
    Depreciation and amortization............          731,866          986,844         1,456,204        1,752,950
                                                ---------------  ---------------   ---------------  ---------------

          Total operating expenses...........       12,736,229       14,326,117        25,226,656       25,658,437
                                                ---------------  ---------------   ---------------  ---------------

Operating income.............................        3,714,809           63,035         6,797,239        1,910,423
Interest (expense) income, net...............          (33,694)          83,614           (73,784)         259,391
                                                ---------------  ---------------   ---------------  ---------------

Income before taxes..........................        3,681,115          146,649         6,723,455        2,169,814
Provision for income taxes...................       (1,325,000)        (249,091)       (2,564,000)      (1,053,498)
                                                ---------------  ---------------   ---------------  ---------------

Net income (loss)............................   $    2,356,115   $     (102,442)   $    4,159,455   $    1,116,316
                                                ===============  ===============   ===============  ===============

Basic net income (loss) per common share.....   $         0.15   $        (0.01)   $         0.27   $         0.07
                                                ===============  ===============   ===============  ===============

Weighted average number of shares
    outstanding used in basic earnings
    per share calculation....................       15,629,071       15,464,234        15,596,231       15,433,347
                                                ===============  ===============   ===============  ===============

Diluted net income (loss) per common share...   $         0.15   $        (0.01)   $         0.26   $         0.07
                                                ===============  ===============   ===============  ===============

Weighted average number of shares
    outstanding used in diluted earnings
    per share calculation....................       16,138,551        15,942,335       16,171,641        15,936,422
                                                ===============  ===============   ===============  ===============


                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                 Retained
                                                        Common Stock             Additional      Earnings
                                                 ---------------------------      Paid in      (Accumulated
                                                     Shares       Par Value       Capital         Deficit)         Total
                                                 -------------   -----------   -------------   -------------   -------------
Balance at December 31, 1997..................     15,390,880    $   15,391    $ 35,142,798    $ (1,847,455)   $ 33,310,734

Issuance of common stock under
 acquisition agreements.......................        150,000           150                      (1,001,732)     (1,001,582)

Issuance of common stock to
 employees under stock option plans...........        126,050           125         319,147            --           319,272

Net income....................................           --            --              --         4,159,455       4,159,455
                                                 -------------   -----------   -------------   -------------   -------------
Balance at June 30, 1998......................     15,666,930    $   15,666    $ 35,461,945    $  1,310,268    $ 36,787,879
                                                 =============   ===========   =============   =============   =============

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Six Months Ended June30,
                                                                       1998                1997
                                                                  --------------      -------------
Cash flows from operating activities:
   Net income.................................................    $  4,159,455        $  1,116,316
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization............................       1,456,204           1,752,950
     Provision for doubtful accounts..........................         418,628             557,256
     Deferred gain............................................        (292,508)            208,174
     Deferred income tax expense..............................              --             123,455
       Changes in assets and liabilities:
       Increase in accounts receivable........................      (9,650,196)         (7,158,736)
       Decrease in due from affiliates........................         243,714              17,708
       Decrease in income tax receivable......................       1,084,477                  --
       Decrease (increase) in reinsurance recoverable.........       1,107,126            (827,369)
       Decrease in prepaid workers' compensation
         insurance premium....................................       4,498,133           2,213,029
       Increase in prepaid expenses and other current assets..      (1,971,904)           (972,158)
       (Increase) decrease in other assets....................        (123,780)            177,560
       Increase in accounts payable and accrued expenses......         536,198             565,301
       Increase in accrued salaries, wages and payroll taxes..      10,223,530           5,452,925
       Decrease in reserve for claims.........................        (795,901)         (1,963,057)
       Increase (decrease) in income taxes payable............       1,461,006            (331,406)
       Decrease in other liabilities..........................        (167,011)           (233,180)
                                                                  --------------      -------------

Net cash provided by operating activities.....................      12,187,171             698,768
                                                                  --------------      -------------

Cash flows from investing activities:
   Purchases of property and equipment........................      (1,545,026)         (2,671,144)
   Redemption (purchases) of short term investments...........       1,766,737            (581,592)
                                                                  --------------      -------------

Net cash provided by (used in) investing activities...........         221,711          (3,252,736)
                                                                  --------------      -------------

Cash flows from financing activities:
   Principal payments on borrowings...........................      (6,840,278)           (141,062)
   Notes payable to affiliate.................................              --             (28,593)
   Payment of amounts due under acquisition agreements........              --          (1,171,520)
   Initial public offering costs charged to paid in capital...              --            (135,773)
   Issuance of common stock to employees under stock plans....         319,272             173,331
                                                                  --------------      -------------

Net cash used in financing activities.........................      (6,521,006)         (1,303,617)
                                                                  --------------      -------------

Net increase (decrease) in cash and cash equivalents..........       5,887,876          (3,857,585)
Cash and cash equivalents, beginning of period................       4,934,755          18,884,531
                                                                  --------------      -------------

Cash and cash equivalents, end of period......................    $ 10,822,631        $ 15,026,946
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

                             THE VINCAM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1998 and December 31, 1997
                                   (Unaudited)



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

     Certain reclassifications have been made to the consolidated financial statements of prior periods presented to conform to the current period presentation. In the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998 (the "March 1998 10-Q"), the Company reduced its paid in capital by $1,001,732 as reported on the Consolidated Balance Sheet at March 31, 1998, and in the Consolidated Statement of Changes in Stockholders Equity under the heading "Issuance of common stock under acquisition agreements." Such amount should instead have increased Accumulated Deficit at March 31, 1998 and has been classified appropriately as a reduction to Retained Earnings on the Consolidated Balance Sheet and in the Consolidated Statement of Changes in Stockholders Equity contained herein. Such reclassification is not material inasmuch as it has no effect on total stockholders' equity at March 31, 1998 or June 30, 1998.

Note 2 - Acquisitions

     On January 30, 1998, the Company acquired Corporate Staff Services, Inc. ("CSS"), a privately held PEO headquartered in Orange County, Connecticut (the "CSS Acquisition"). The Company issued 150,000 shares of its common stock in exchange for all of the outstanding shares of common stock of CSS. The acquisition has been accounted for as a pooling of interests. Since the CSS Acquisition was not significant to the Company's financial condition and results of operations, the current financial information presented herein includes the assets and liabilities and results of operations of CSS since the date of its acquisition by the Company.

Note 3 - Accounts Receivable

     At June 30, 1998 and December 31, 1997, accounts receivable consisted of the following:

                                              1998            1997
                                         -------------   -------------

Billed to clients......................  $ 14,532,148    $  16,149,364
Unbilled revenues......................    46,126,780       34,801,470
                                         -------------   --------------
                                           60,658,926       50,950,834
Less: allowance for doubtful accounts..    (2,503,113)      (2,026,587)
                                         -------------   --------------

                                         $ 58,155,815    $  48,924,247
                                         =============   ==============

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

     In addition, in December 1996, March 1997, September 1997 and December 1997, the Company entered into agreements to reinsure substantially all of the remaining claims under the Company's large deductible workers' compensation insurance policies for the years 1994, 1995 and 1996 (including those of acquired companies), for an aggregate premium of $6,010,000. Since reserves for claims for these years have been previously provided, the Company has recorded the premium as a reinsurance receivable and a deferred gain which will be recognized to income in future periods based on the proportion of cumulative claims paid to the total estimated liability for claims.

     As a consequence of the reinsurance agreement described above, at June 30, 1998 and December 31, 1997, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

     At June 30, 1998 and December 31, 1997, the Company's reserves for claims costs are as follows:

                                                      1998            1997
                                                  ------------    ------------

Reserve for workers' compensation claims........  $ 1,493,294     $ 2,035,477
Reserve for behavioral and health care claims...    2,544,539       2,473,257
                                                  ------------    ------------
                                                    4,037,833       4,508,734
Less: workers' compensation claims expected
to be settled in more than one year.............     (215,000)       (402,000)
                                                  ------------    ------------

Reserve for claims--current                       $ 3,822,833     $ 4,106,734
                                                  ============    ============

Note 5 - Borrowings

         Borrowings at June 30, 1998 and December 31, 1997 are as follows:

                                                          1998          1997
                                                      ------------  ------------

Note payable for workers' compensation premiums,
maturing in 1998, with monthly payments of
principal and interest of $1,144,534, at a
rate of 6.30%........................................ $ 3,315,520   $10,035,123

Notes payable for general liability insurance
premiums,  maturing in 1998, with monthly payments
of principal and interest ranging from $16,333 to
$19,280, at rates ranging from 6.50% to 6.70%........     140,620       173,526

Note  payable  to bank,  original  amount of
$1  million,  repayable  in monthly instalments
of $4,167,  plus  interest at 8.50% per annum,
through 1998 when a balloon payment of $750,000 is
due, secured by land and building....................     770,722       791,557

Note payable for state unemployment taxes,
maturing in 1998 with monthly payments of $3,264.....        --          16,326

Capital lease obligations for computer hardware
and software, payable in monthly instalments of
principal  and interest  ranging from $3,214 to
$7,479 through 2000, with interest rates ranging
from 9.80% to 12.30% per annum, collateralized by
computer hardware and software.......................        --          46,276

Other notes payable, bearing interest at rates
ranging from 7.50% to 10.75%, repayable in various
monthly instalments..................................      30,684        35,019
                                                      ------------  ------------
                                                        4,257,546    11,097,827
Less: current portion................................  (4,257,546)  (11,061,009)
                                                      ------------  ------------
                                                      $       --    $    36,818
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

     The Credit Agreement is secured by a pledge of shares of all of the Company's subsidiaries. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement.

     Interest under the Credit Agreement accrues at rates based, at the Company's option, on the agent bank's Prime Rate plus a margin of as much as
 .25%, or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants.

     Under the Company's revolving credit facility, the Company had outstanding $5,494,700 in standby letters of credit at June 30, 1998, which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date there were no amounts outstanding for working capital or advances to finance acquisitions under the revolving credit facility.

Note 6 - Commitments and Contingencies

     On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County that the Company expects will be completed in the fall of 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years subject to compliance with the terms and conditions of the credit agreement and related documents. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement. Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. Default under the Company's covenants contained in the Facility Financing Agreement constitutes default under the Company's lease of the headquarters facility. In the event of such default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is limited to $12 million. As of June 30, 1998, an aggregate of $5.8 million in loans were outstanding to the lessor.

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

     The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "believes," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results  to  differ  materially  from  those  expressed  in the  forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to maintain or to further expand the range of services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations, and to achieve synergies and other cost savings in the operation of acquired companies; (x) the potential disruption of the Company's operations due to failures or errors in the operations of the Company's computer systems resulting from to the year 2000 issue; and (xi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission including this Form 10-Q.

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

     The Company's financial condition and results of operations are subject to several contingencies. For more information regarding such contingencies, see
Note 6 of Notes to Consolidated Financial Statements contained in Part 1, Item I Financial Statements of this Form 10-Q.

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

Results of Operations

     The following table sets forth, for June 30, 1998 and 1997, certain selected income statement data expressed as a percentage of revenues:

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                          -------------------       --------------------
                                                            1998       1997           1998       1997
                                                          --------   --------       ---------  ---------
Revenues.............................................       100.0%     100.0%          100.0%     100.0%
                                                          --------   --------       ---------  ---------
Direct costs:
   Salaries, wages and employment taxes
     of worksite employees...........................        89.6%      89.2%           89.6%      89.0%
   Health care and workers' compensation.............         4.0%       3.7%            3.8%       3.9%
   State unemployment taxes and other................         1.1%       1.0%            1.2%       1.1%
                                                          --------   --------       ---------  ---------

     Total direct costs..............................        94.7%      93.9%           94.6%      93.9%
                                                          --------   --------       ---------  ---------

Gross profit.........................................         5.3%       6.1%            5.4%       6.1%
                                                          --------   --------       ---------  ---------

Operating expenses:
   Administrative personnel..........................         2.1%       2.7%            2.2%       2.6%
   Other general and administrative..................         1.1%       2.2%            1.2%       1.8%
   Sales and marketing...............................         0.7%       0.8%            0.7%       0.8%
   Depreciation and amortization.....................         0.2%       0.4%            0.2%       0.4%
                                                          --------   --------       ---------  ---------

     Total operating expenses........................         4.1%       6.1%            4.3%       5.6%
                                                          --------   --------       ---------  ---------

Operating income.....................................         1.2%       0.0%            1.1%       0.4%
Interest income (expense), net.......................         0.0%       0.1%            0.0%       0.0%
                                                          --------   --------       ---------  ---------

Income before taxes..................................         1.2%       0.1%            1.1%       0.4%
Provision for income taxes...........................         0.4%       0.1%            0.4%       0.2%
                                                          --------   --------       ---------  ---------

Net income...........................................         0.8%     (0.1%)            0.7%       0.2%
                                                          ========   ========       =========  =========


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     The Company's revenues for the six months ended June 30, 1998 were $595.8 million compared to $455.1 million for the six months ended June 30, 1997, representing an increase of $140.7 million, or 30.9%. This increase was due primarily to internal growth in the number of PEO worksite employees and to the increase in average revenue per worksite employee. The number of worksite employees increased 19.4%, from 37,387 worksite employees at June 30, 1997 to 44,633 at June 30, 1998.

     Salaries, wages and employment taxes of worksite employees were $533.9 million for the six months ended June 30, 1998, compared to $404.9 million for the same period in 1997, representing an increase of $129.1 million, or 32.0%. Salaries, wages and employment taxes of worksite employees were 89.6% of revenues for the six months ended June 30, 1998, compared to 89.0% for the same period in 1997. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues resulted from a change in the Company's worksite employee mix towards worksite employees having a lower workers' compensation classification and lower workers' compensation rates in several states where the Company operates, which resulted in lower markups being charged by the Company. In addition the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business, contributed to such percentage increase.

     Health care and workers' compensation costs were $22.8 million for the six months ended June 30, 1998, compared to $17.7 million for the same period in 1997, representing an increase of $5.1 million, or 29.1%. This increase was due mainly to the higher volume PEO worksite employees. Health care and workers' compensation costs were 3.8% of revenues for the six months ended June 30, 1998, compared to 3.9% for the same period in 1997. The decrease of health care and workers' compensation costs as a percentage of revenues was due mainly to the change in the Company's worksite employee mix towards worksite employees having a lower workers' compensation classification and lower workers' compensation rates in several states where the Company operates, which resulted in lower markups being charged by the Company.

     State unemployment taxes and other direct costs were $7.1 million for the six months ended June 30, 1998, compared to $5.1 million for the same period in 1997, representing an increase of $2.0 million or 39.2%. This increase was due mainly to the higher volume of salaries and wages paid during the six months ended June 30, 1998, which was a direct function of the increase in the number of PEO worksite employees, an increased number of client companies using other services and products and an increase in other direct costs related to the Company's services. State unemployment taxes and other direct costs were 1.2% of revenues for the six months ended June 30, 1998 and 1997.

     Gross profit was $32.0 million for the six months ended June 30, 1998, compared to $27.6 million for the same period in 1997, representing an increase of $4.4 million, or 16.2%, due mainly to the increase in revenues during the six months ended June 30, 1998, which was a direct function of the increase of PEO worksite employees. Gross margin was 5.4% for the six months ended June 30, 1998, compared to 6.0% for the same period in 1997. The decrease in gross margin was due mainly to the shift in the Company's employee mix, which resulted in lower markups being charged by the Company and to the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business.

     Administrative personnel expenses were $12.9 million for the six months ended June 30, 1998, compared to $12.0 million for the same period in 1997, representing an increase of $0.9 million, or 7.8%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. Administrative personnel expenses were 2.2% of revenues for the six months ended June 30, 1998, compared to 2.6% for the same period in 1997. This decrease in administrative personnel expenses as a percentage of revenue resulted from the payment of executive salaries of AMI and SNI during 1997, which were reduced after their respective acquisitions by the Company.

     Other general and administrative expenses were $6.6 million for the six months ended June 30, 1998, compared to $8.4 million for the same period in 1997, representing a decrease of $1.9 million, or 22.2%. This decrease in other general and administrative expenses was primarily attributable to transaction expenses of approximately $1.1 million incurred in 1997 in connection with the AMI Acquisition and a $1.0 million charge related to the termination in 1997 of a managed care provider network under which the Company previously operated its workers' compensation managed care business. Other general and administrative expenses, including the provision for doubtful accounts, were 1.1% of revenues for the six months ended June 30, 1998, compared to 1.9% for the same period in 1997. The decrease in other general and administrative expenses, including the provision for doubtful accounts, as a percentage of revenues was due mainly to $2.1 million of non-recurring charges incurred in 1997.

     Sales and marketing costs were $3.9 million for the six months ended June 30, 1998, compared to $3.4 million for the same period in 1997, representing an increase of $0.5 million, or 12.1%. The increase reflects the addition of sales representatives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets and acquired markets. Sales and marketing costs were 0.7% of revenues for the six months ended June 30, 1998 and 1997.

     Operating income was $7.2 million for the six months ended June 30, 1998, compared to $1.9 million for the same period in 1997, representing an increase of $5.3 million, or 278.9%. The increase in operating income was due mainly to increase in revenues resulting from an increase in worksite employees during the first six months of 1998, and to non-recurring charges of $2.1 million incurred in the same period in 1997. Excluding the non-recurring charges of $2.1 million during 1997, operating income increased by $3.1 million or 74.5%.

     Net income was $4.2 million for the six months ended June 30, 1998, compared $1.1 million for the same period in 1997, representing an increase of $3.1 million. Diluted earnings per share were $0.26 for the six months ended June 30, 1998, compared to $0.07 for the same period in 1997, representing an increase of $0.19 or 271.4%.

     The Company anticipates that administrative personnel expenses, other general and administrative expenses, sales and marketing expenses and interest expense will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     The Company's revenues for the three months ended June 30, 1998 were $311.6 million compared to $235.8 million for the three months ended June 30, 1997, representing an increase of $75.8 million, or 32.1%. This increase was due primarily to internal growth in the number of PEO worksite employees and to the increase in average revenue per worksite employee. The number of worksite employees increased 19.4%, from 37,387 worksite employees at June 30, 1997 to 44,633 at June 30, 1998.

     Salaries, wages and employment taxes of worksite employees were $279.3 million for the three months ended June 30, 1998, compared to $210.3 million for the same period in 1997, representing an increase of $69.0 million, or 32.8%. The increase in salaries, wages and employment taxes of worksite employees was due primarily to an increased number of PEO worksite employees. Salaries, wages and employment taxes of worksite employees were 89.7% of revenues for the three months ended June 30, 1998, compared to 89.2% for the same period in 1997. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues resulted from a change in the Company's worksite employee mix towards worksite employees having a lower workers' compensation classification and lower workers' compensation rates in several states where the Company operates, which resulted in lower markups being charged by the Company. In addition the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business, contributed to such percentage increase.

     Health care and workers' compensation costs were $12.3 million for the three months ended June 30, 1998, compared to $8.7 million for the same period in 1997, representing an increase of $3.6 million, or 42.0%. This increase was due mainly to the higher volume of PEO worksite employees. Health care and workers' compensation costs were 4.0% of revenues for the three months ended June 30, 1998, compared to 3.9% for the same period in 1997.

     State unemployment taxes and other direct costs were $3.4 million for the three months ended June 30, 1998, compared to $2.4 million for the same period in 1997, representing an increase of $1.0 million or 44.2%. This increase was due mainly to the higher volume of salaries and wages paid during the three months ended June 30, 1998, which was a direct function of the increase in the number of PEO worksite employees, an increased number of client companies using other services and products and an increase in other direct costs related to the Company's services. State unemployment taxes and other direct costs were 1.1% of revenues for the three months ended June 30, 1998, compared to 1.0% for the same period in 1997.

     Gross profit was $16.5 million for the three months ended June 30, 1998, compared to $14.4 million for the same period in 1997, representing an increase of $2.1 million, or 14.3%. Gross margin was 5.3% for the three months ended June 30, 1998, compared to 6.1% for the same period in 1997. The decrease in gross margin was due mainly to the shift in the Company's employee mix, which resulted in lower markups being charged by the Company and to the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business.

     Administrative personnel expenses were $6.5 million for the three months ended June 30, 1998, compared to $6.3 million for the same period in 1997, representing an increase of $0.2 million, or 3.6%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. Administrative personnel expenses were 2.1% of revenues for the three months ended June 30, 1998, compared to 2.7% for the same period in 1997. This decrease in administrative personnel expenses as a percentage of revenues resulted from the payment of executive salaries at AMI and SNI during 1997, which were reduced after their respective acquisitions by the Company.

     Other general and administrative expenses for the three months ended June 30, 1998, were $3.3 million for the three months ended June 30, 1998, compared to $5.1 million for the same period in 1997, representing an decrease of $1.8 million, or 35.1%. This decrease in other general and administrative expenses was primarily attributable to transaction expenses of approximately $1.1 million incurred in 1997 in connection with the AMI Acquisition and a $1.0 million charge related to the termination in 1997 of a strategic alliance of a managed care provider network under which the Company previously operated its workers' compensation managed care business. Other general and administrative expenses, including the provision for doubtful accounts, were 1.4% of revenues for the three months ended June 30, 1998, compared to 2.2% for the same period in 1997. The decrease in other general and administrative expenses, including the provision for doubtful accounts as a percentage of revenues was due mainly to the non-recurring charges of $2.1 million described above.

     Sales and marketing costs were $2.1 million for the three months ended June 30, 1998, compared to $1.9 million for the same period in 1997, representing an increase of $0.2 million, or 13.3%. The increase reflects the addition of sales representatives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.7% of revenues for the three months ended June 30, 1998, compared to 0.7% for the same period in 1997.

     Operating income was $3.5 million for the three months ended June 30, 1998, compared to $0.1 million for the same period in 1997, representing an increase of $3.4 million. The increase in operating income was due mainly to the increase in revenues resulting from an increase in worksite employees, and to the non-recurring charges of $2.1 million incurred in the same period in 1997. Excluding the non-recurring charges of $2.1 million during 1997, operating income increased by $1.6 million or 74.5%.

     Net income was $2.4 million for the three months ended June 30, 1998, compared to a net loss of $0.1 million for the same period in 1997, representing an increase of $2.5 million. Diluted earnings per share were $0.15 for the three months ended June 30, 1998, compared to $(0.01) for the same period in 1997, representing an increase of $0.16.

     The Company anticipates that administrative personnel expenses, other general and administrative expenses, sales and marketing expenses and interest expense will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.

Liquidity and Capital Resources

     At June 30, 1998, the Company had working capital of $20.3 million, compared to $17.4 million at December 31, 1997. The Company had $10.9 million in cash at June 30, 1998.

     The Company's Credit Agreement with a group of banks for which Fleet National Bank ("Fleet Bank") acted as agent provides for a $50.0 million revolving line of credit with a sublimit of $15.0 million for standby letters of credit and revolving credit loans for working capital purposes. The Credit Agreement also provides for advances to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based, at the Company's option, on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants. The facility is secured by a pledge of the shares of all of the Company's subsidiaries. The revolving line of credit matures on April 24, 2000. If, on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facilities, depending upon certain financial covenants. Under the revolving credit facility, the Company had outstanding approximately $5.5 million in standby letters of credit at June 30, 1998 which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date, there were no other amounts outstanding under the revolving line of credit.

     On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County that the Company expects will be completed in the fall of 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years subject to compliance with the terms and conditions of the credit agreement and related documents. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement. Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. Default under the Company's covenants contained in the Facility Financing Agreement constitutes default under the Company's lease of the headquarters facility. In the event of such default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is limited to $12 million. As of June 30, 1998, an aggregate of $5.8 million in loans were outstanding to the lessor.

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

     The Company's primary short-term liquidity requirements in 1998 include the repayment of $3.3 million borrowed by the Company to finance the prepayment of a portion of the Company's workers' compensation and general liability insurance premiums for 1998, payment of $750,000 due on the mortgage of the Company's current headquarters facility, investment in software development, expenditures for office and computer equipment to support the Company's growth, and the payment of other expenses related to the Company's growth. The Company anticipates capital expenditures for 1998 of approximately $5.0 million, primarily for software development, including the evaluation and implementation of changes to computer programs to address the year 2000 issue.

     Net cash provided by operating activities was $12.2 million for the six months ended June 30, 1998, compared to approximately $0.7 million for the same period in 1997. The difference between the Company's net income of $4.2 million for the six months ended June 30, 1998, and its operating cash flow was due primarily to a $10.2 million increase in accrued salaries, wages, and payroll taxes, an increase of $1.5 million in income tax payable, a decrease in reinsurance recoverable of $1.1 million, a decrease in prepaid workers' compensation insurance premium of $4.5 million, a decrease in income tax receivable of $1.1 million, an increase in accounts payable and accrued expenses of $0.5 million, and increases in noncash items such as depreciation and amortization of $1.5 million, provision for doubtful accounts of $0.4 million, partially reduced by an increase of $9.7 million in accounts receivable, an increase of $2.0 million in prepaid expenses and other current assets, and a decrease in reserves for claims of $0.8 million. The increase in accounts receivable and accrued salaries, wages and payroll taxes resulted from both a higher number of PEO worksite employees served during the six months ended June 30, 1998 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle.

     Net cash provided by investing activities was $0.2 million for the six months ended June 30, 1998, compared to $3.3 million used in investing activities in the same period in 1997. This reflects the purchase of $1.5 million in property and equipment to support the Company's growth and the redemption of short term investments of $1.8 million.

     Net cash used in financing activities was $6.5 million for the six months ended June 30, 1998, compared to $1.3 million used in financing activities in the same period in 1997. During 1998, the Company made principal payments on borrowings of $6.8 million.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on May 21, 1998 (the "Annual Meeting"). The holders of the Company's Common Stock, $.001 par value, were entitled to elect a board of five directors to serve until the next Annual Meeting and until their successors are elected and qualified. Proxies for 11,202,372 shares of the 15,583,632 shares of common stock entitled to vote were received in connection with the Annual Meeting.

     The following table sets forth the names of the five persons elected at the Annual Meeting to serve as Directors until the next annual meeting of shareholders of the Company and the number of votes cast for or against respect to each person.

Directors                             For                         Against

Carlos A. Saladrigas               11,191,327                     11,045
Jose M. Sanchez                    11,191,327                     11,045
Howard E. Cox, Jr.                 11,191,327                     11,045
Charles M. Hazard, Jr.             11,191,327                     11,045
John H. McArthur, Ph.D.            11,191,327                     11,045

     Shareholders of the Company also voted on a proposal to amend the Company's 1996 Long Term Incentive Plan to increase the plan limits on maximum yearly awards contained therein (the "Amendment"), and on a proposal to approve the adoption of the Company's 1998 Long Term Incentive Plan (the "1998 Plan"). The results of the voting were as follows:

                                                                        Broker
Proposal                           For        Against    Abstained    Non-Votes

Approval of Amendment           8,970,076    2,439,134     3,165         6,097
Approval of the 1998 Plan       8,089,806    2,472,109     3,165       853,392


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
   No.            Description

   11     Statement re Computation of Per Share Earnings
   27.1 Financial Data Schedule as of and for the six months period ended June 30, 1998
   27.2 Restated Financial Data Schedule as of and for the six months period ended June 30, 1997

(b)       Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 THE VINCAM GROUP, INC.

August 12, 1998                  By: /S/ CARLOS A. RODRIGUEZ
----------------------------             -----------------------
Date                                     Carlos A. Rodriguez, Chief Financial
                                         Officer, Senior Vice President Finance
                                         and Administration
                                         (Principal Financial Officer)

August 12, 1998                      By: /S/ MARTINIANO J. PEREZ
----------------------------             -----------------------
Date                                     Martiniano J. Perez, Vice President
                                         and Controller
                                         (Principal Accounting Officer)

                             THE VINCAM GROUP, INC.
                                 EXHIBITS INDEX



Exhibit
   No.        Description
-------       -----------
   11     Statement re Computation of Per Share Earnings
   27.1 Financial Data Schedule as of and for the six months period ended June 30, 1998
   27.2 Restated Financial Data Schedule as of and for the six months period ended June 30, 1997

                                                                   EXHIBIT 11


               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                             THE VINCAM GROUP, INC.
                   CALCULATION OF BASIC AND DILUTED NET INCOME
                                PER COMMON SHARE


                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                --------------------------  --------------------------
                                                     1998          1997          1998          1997
                                                ------------  ------------  ------------  ------------

Net income                                      $ 2,356,115   $  (102,442)  $ 4,159,455   $ 1,116,316
                                                ============  ============  ============  ============
Weighted average number of common shares
  outstanding used in basic net income per
  share calculation                              15,629,071    15,464,234    15,596,231     15,43,347
                                                ============  ============  ============  ============

Basic net income (loss) per common share        $      0.15   $     (0.01)  $      0.27   $      0.07
                                                ============  ============  ============  ============

Weighted average number of common shares
  outstanding used in basic net income per
  share calculation                              15,629,071    15,464,234    15,596,231    15,433,347



Assumed exercise of stock options, net of
  treasury shares acquired                          509,480       478,101       575,410       503,075
                                                ------------  ------------  ------------  ------------
Weighted average number of shares used in
  earnings per share calculation                 16,138,551    15,942,335    16,171,641    15,936,422
                                                ============  ============  ============  ============
Net income per common and common
  equivalent share                              $      0.15   $     (0.01)  $      0.26   $      0.07
                                                ============  ============  ============  ============
