Form 10-Q
period 1998-09-30
VINCAM GROUP INC
filed 1998-11-17
CIK 1008896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
               x Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1998

                                       or

               o Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to _____


                         Commission File Number 0-28148


                             THE VINCAM GROUP, INC.
             (Exact name of registrant as specified in its charter)


          Florida                                      59-2452823
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


10200 Sunset Drive Miami, Florida                                         33173
(Address of principal executive offices)                              (Zip Code)

                                 (305) 630-1000
              (Registrant's telephone number, including area code)

                  2850 Douglas Road Coral Gables, Florida 33134 (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of November 10, 1998, The Vincam Group, Inc. had 15,695,557 shares of common stock, $.001 par value, outstanding.

                             THE VINCAM GROUP, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                           Page

Part I            Financial Information

Item 1.           Financial Statements..................................    3
Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................   15

Part II           Other Information

Item 5.           Other Information.....................................   25
Item 6.           Exhibits and Reports on Form 8-K......................   25

Signatures        ......................................................   26

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page
The Vincam Group, Inc.

         Unaudited Consolidated Balance Sheets as of September 30,
           1998 and December 31, 1997...................................    4

         Unaudited Consolidated Statements of Operations for the
           Three and the Nine Months Ended September 30, 1998 and 1997..    5

         Unaudited Consolidated Statement of Changes in Stockholders'
           Equity for the Nine Months Ended September 30, 1998..........    6

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997................    7

         Notes to Consolidated Financial Statements (Unaudited).........    8

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                  September 30,     December 31,
                                                       1998             1997
                                                  --------------  --------------
                                                   (Unaudited)
                              Assets

    Current assets:
        Cash and cash equivalents ..............   $  9,129,004   $  4,934,755
        Investments ............................           --        1,766,737
        Accounts receivable, net ...............     59,718,401     48,924,247
        Due from affiliates ....................        130,168        561,673
        Income tax receivable ..................           --        1,536,371
        Deferred taxes .........................        735,488        735,488
        Reinsurance recoverable ................        641,867      1,692,513
        Prepaid workers' compensation
         insurance premium .....................      7,403,878     14,467,403
        Prepaid expenses and other current
         assets ................................      6,861,282      3,020,745
                                                   -------------  -------------
               Total current assets ............     84,620,088     77,639,932

        Property and equipment, net ............      8,445,414      7,852,498
        Deferred taxes .........................        640,735        640,735
        Goodwill and client contracts, net .....      7,024,008      7,384,323
        Other assets ...........................      1,509,902      1,498,438
                                                   -------------  -------------
                                                   $102,240,147   $ 95,015,926
                                                   =============  =============

                    Liabilities and Stockholders' Equity

    Current liabilities:
        Accounts payable and accrued expenses ..   $  3,961,515   $  4,712,931
        Accrued salaries, wages and payroll
         taxes .................................     51,050,338     39,887,369
        Reserve for claims .....................      2,734,745      4,106,734
        Income tax payable .....................      2,254,214           --
        Current portion of borrowings ..........        385,410     11,061,009
        Deferred gain ..........................         83,894        460,294
                                                   -------------  -------------
               Total current liabilities .......     60,470,116     60,228,337

        Long term borrowings, less current
         portion ...............................      1,537,495         36,818
        Reserve for claims .....................           --          402,000
        Other liabilities ......................        891,548      1,038,037
                                                   -------------  -------------
               Total liabilities ...............     62,899,159     61,705,192
                                                   -------------  -------------
        Commitments and contingencies (Note 6) .           --             --
                                                   -------------  -------------

        Stockholders' equity:
          Common stock, $.001 par value,
           60,000,000 shares authorized,
           15,695,557 shares issued and ........         15,695         15,391
          Additional paid in capital ...........     35,523,926     35,142,798
          Retained earnings (accumulated deficit)     3,801,367     (1,847,455)
                                                   -------------  -------------
               Total stockholders' equity ......     39,340,988     33,310,734
                                                   -------------  -------------
                                                   $102,240,147   $ 95,015,926
                                                   =============  =============

                             THE VINCAM GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                                1998              1997            1998              1997
                                            --------------   --------------   --------------  --------------
Revenues ................................   $ 314,839,415    $ 244,716,560    $ 910,630,869   $ 699,820,528
                                            --------------   --------------   --------------  --------------

Direct costs:
    Salaries, wages and employment
      taxes of worksite employees .......     282,406,566      218,754,338      816,350,786     623,585,116
    Health care and workers' compensation      13,178,070        9,655,768       35,946,344      27,291,317
    State unemployment taxes and other ..       2,472,245        2,430,250        9,527,310       7,499,031
                                            --------------   --------------   --------------  --------------
          Total direct costs ............     298,056,881      230,840,356      861,824,440     658,375,464
                                            --------------   --------------   --------------  --------------
Gross profit ............................      16,782,534       13,876,204       48,806,429      41,445,064
                                            --------------   --------------   --------------  --------------
Operating expenses:
    Administrative personnel ............       6,688,140        6,324,973       19,638,749      18,342,361
    Other general and administrative ....       3,002,714        3,047,544        9,541,393      10,934,117
    Sales and marketing .................       2,074,037        1,663,650        5,936,573       5,107,920
    Provision for doubtful accounts .....         276,830          326,454          695,458         883,710
    Depreciation and amortization .......         754,899          895,227        2,211,103       2,648,177
                                            --------------   --------------   --------------  --------------
          Total operating expenses ......      12,796,620       12,257,848       38,023,276      37,916,285
                                            --------------   --------------   --------------  --------------
Operating income ........................       3,985,914        1,618,356       10,783,153       3,528,779
Interest (expense) income, net ..........         (24,815)           9,486          (98,599)        268,877
                                            --------------   --------------   --------------  --------------
Income before taxes .....................       3,961,099        1,627,842       10,684,554       3,797,656
Provision for income taxes ..............      (1,470,000)        (599,609)      (4,034,000)     (1,653,107)
                                            --------------   --------------   --------------  --------------
Net income ..............................   $   2,491,099    $   1,028,233    $   6,650,554   $   2,144,549
                                            ==============   ==============   ==============  ==============
Basic net income per common share .......   $        0.16    $        0.07    $        0.43   $        0.14
                                            ==============   ==============   ==============  ==============
Weighted average number of shares
    outstanding used in basic earnings
    per share calculation ...............      15,682,656       15,309,704       15,625,365      15,164,651
                                            ==============   ==============   ==============  ==============
Diluted net income per common share .....   $        0.16    $        0.06    $        0.41   $        0.14
                                            ==============   ==============   ==============  ==============
Weighted average number of shares
    outstanding used in diluted earnings
    per share calculation ...............      16,057,480       15,962,787       16,092,736      15,964,380
                                            ==============   ==============   ==============  ==============

                             THE VINCAM GROUP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                     Retained
                                              Common Stock          Additional       Earnings
                                      ----------------------------    Paid in      (Accumulated
                                         Shares        Par Value      Capital         Deficit)         Total
                                      -------------  -------------  -------------  --------------  -------------
Balance at December 31, 1997 ......     15,390,880   $     15,391   $ 35,142,798   $ (1,847,455)   $ 33,310,734

Issuance of common stock under
 acquisition agreements ...........        150,000            150                    (1,001,732)     (1,001,582)

Issuance of common stock to
 employees under stock option plans        154,677            154        381,128            --          381,282

Net income ........................           --             --             --         6,650,554      6,650,554
                                      -------------  -------------  -------------  --------------  -------------
Balance at September 30, 1998 .....     15,695,557   $     15,695   $ 35,523,926   $   3,801,367   $ 39,340,988
                                      =============  =============  =============  ==============  =============

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 -----------------------------
                                                                      1998            1997
                                                                 -------------   -------------
Cash flows from operating activities:
   Net income ................................................   $  6,650,554    $  2,144,549
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...........................      2,211,103       2,648,177
     Provision for doubtful accounts .........................        695,458         883,710
     Deferred gain ...........................................       (376,400)        100,108
     Deferred income tax expense .............................           --         1,631,482
       Changes in assets and liabilities:
       Increase in restricted cash ...........................           --          (204,651)
       Increase in accounts receivable .......................    (11,489,612)    (14,222,841)
       Decrease in due from affiliates .......................        431,505         543,300
       Decrease in income tax receivable .....................      1,536,371            --
       Decrease in reinsurance recoverable ...................      1,050,646         143,049
       Decrease in prepaid workers' compensation
         insurance premium ...................................      7,063,525       3,746,188
       Increase in prepaid expenses and other current assets .     (3,840,537)       (982,950)
       Increase in other assets ..............................        (88,514)       (792,866)
       Decrease in accounts payable and accrued expenses .....       (751,416)       (918,555)
       Increase in accrued salaries, wages and payroll taxes .     10,853,099       8,314,005
       Decrease in reserve for claims ........................     (2,465,704)     (4,550,811)
       Increase (decrease) in income taxes payable ...........      2,254,214        (530,250)
       Decrease in deferred compensation .....................           --          (276,596)
       Decrease in other liabilities .........................       (146,489)       (554,846)
                                                                 -------------   -------------
Net cash provided by (used in) operating activities ..........     13,587,803      (2,879,798)
                                                                 -------------   -------------
Cash flows from investing activities:
   Purchases of property and equipment .......................     (2,366,654)     (3,434,770)
   Redemption (purchases) of short term investments ..........      1,766,737        (415,227)
                                                                 -------------   -------------
Net cash used in investing activities ........................       (599,917)     (3,849,997)
                                                                 -------------   -------------
Cash flows from financing activities:
   Principal payments on borrowings ..........................    (10,560,576)        (92,598)
   Borrowings to finance insurance premiums ...................      1,385,657            --
   Notes payable to affiliate ................................           --        (1,018,000)
   Payment of amounts due under acquisition agreements .......           --        (1,721,050)
   Initial public offering costs charged to paid in capital ..           --           (66,035)
   Issuance of common stock to employees under stock plans ...        381,282         387,225
                                                                 -------------   -------------
Net cash used in financing activities ........................     (8,793,637)     (2,510,458)
                                                                 -------------   -------------
Net increase (decrease) in cash and cash equivalents .........      4,194,249      (9,240,253)
Cash and cash equivalents, beginning of period ...............      4,934,755      18,884,531)
                                                                 -------------   -------------
Cash and cash equivalents, end of period .....................   $  9,129,004    $  9,644,278
                                                                 =============   =============

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

                             THE VINCAM GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1998 and December 31, 1997
                                   (Unaudited)




Note 1 - Basis for Presentation of Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of The Vincam Group, Inc. and its subsidiaries ("Vincam" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in The Vincam Group, Inc.'s Annual Report on Form 10-K, as amended by Form 10-K/A No.1. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and of cash flows for the interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results for the entire year.

     The accompanying unaudited financial statements include the accounts of The Vincam Group, Inc. and its subsidiaries. All material intercompany balances and transactions have been eliminated.

     Certain reclassifications have been made to the consolidated financial statements of prior periods presented to conform to the current period presentation.

Note 2 - Accounts Receivable

     At September 30, 1998 and December 31, 1997, accounts receivable consisted of the following:

                                            1998            1997
                                        -------------   -------------
Billed to clients ...................   $ 12,527,065    $ 16,149,364
Unbilled revenues ...................     49,567,416      34,801,470
                                        -------------   -------------
                                          62,094,481      50,950,834
Less: allowance for doubtful accounts     (2,376,080)     (2,026,587)
                                        -------------   -------------
                                        $ 59,718,401    $ 48,924,247
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

     As a consequence of the reinsurance agreement described above, at September 30, 1998 and December 31, 1997, the Company has classified as current the estimated amounts of reserves established for claims and reinsurance recoverable expected to be paid and to be collected, respectively, within one year, as well as the related deferred gain expected to be recognized within one year.

     At September 30, 1998 and December 31, 1997, the Company's reserves for claims costs are as follows:

                                                    1998          1997
                                                ------------  ------------

Reserve for workers' compensation claims ....   $   950,664   $ 2,035,477
Reserve for behavioral and health care claims     1,784,081     2,473,257
                                                ------------  ------------
                                                  2,734,745     4,508,734
Less: workers' compensation claims expected
to be settled in more than one year .........          --        (402,000)
                                                ------------  ------------
Reserve for claims--current .................   $ 2,734,745   $ 4,106,734
                                                ============  ============

Note 5 - Borrowings

     Borrowings at September 30, 1998 and December 31, 1997 are as follows:

                                                          1998         1997
                                                       ------------ ------------
Note payable for workers' compensation premiums,
maturing in 1998, with monthly payments of principal
and interest of $1,144,534, at a rate of 6.30% ....... $    --      $10,035,123

Notes payable for insurance premiums, with monthly
payments of principal and interest  ranging from
$7,596 to $29,215, at rates ranging from 6.31%
to 6.95%, maturing through 2001 ......................   1,140,763      173,526

Note  payable  to bank,  original  amount of
$1  million,  repayable  in monthly instalments
of $4,167,  plus  interest at 8.50% per annum,
through 1998 when a balloon payment of $750,000
is due, secured by land and building .................     754,054      791,557

Note payable for state unemployment taxes,
maturing in 1998 with monthly payments of $3,264 .....        --         16,326

Capital lease obligations for computer hardware
and software, payable in monthly instalments  of
principal  and interest  ranging from $3,214 to
$7,479  through 2000, with interest rates ranging
from 9.80% to 12.30% per annum, collateralized
by computer hardware and software ....................        --         46,276

Other notes  payable,  bearing
interest at rates  ranging from 7.50% to 10.75%,
repayable in various monthly instalments .............      28,088       35,019
                                                       ------------ ------------
                                                         1,922,905   11,097,827
Less: current portion ................................  (1,922,905) (11,061,009)
                                                       ------------ ------------
                                                       $     --     $    36,818
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

     Under the Company's revolving credit facility, the Company had outstanding $5,494,700 in standby letters of credit at September 30, 1998, which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date there were no amounts outstanding for working capital or advances to finance acquisitions under the revolving credit facility.

Note 6 - Commitments and Contingencies

     On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County which the Company moved into in November 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years subject to compliance with the terms and conditions of the credit agreement and related documents. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement. Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. Default under the Company's covenants contained in the Facility Financing Agreement constitutes default under the Company's lease of the headquarters facility. In the event of such default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is currently limited to $12,000,000, but will be increased to approximately $12,850,000 upon execution of a pending amendment to the Facility Financing Agreement to accommodate financing for certain miscellaneous expenditures related to the headquarter facility. As of September 30, 1998, an aggregate of $9,148,375 in loans were outstanding to the lessor.

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

     The Company is a defendant in a lawsuit pending in the 11th Judicial Circuit in Miami-Dade County, Florida related to a wrongful death and premises liability claim involving a worksite employee. The plaintiff's complaint, which was sustained by the court, alleges premises liability and negligence against both the Company and its client as a result of a worksite accident on the client's premises and seeks damages in excess of $15,000. The Company is asserting that its liability under this claim, if any, should be limited to $100,000 due to the immunity provisions of the Florida workers' compensation statute involving worksite accidents. The Company's motions for summary judgment on that basis were denied. Based on consultations with the Company's counsel, management of the Company believes that it has meritorious defenses. The case was set for trial in October 1998, but the parties have reached a tentative settlement arrangement which has not yet been finalized. The Company believes that if the lawsuit is adversely determined, the Company may be entitled to indemnification from its client and/or the Company's liability insurance carrier. Although management believes, based on consultations with the Company's counsel, that the Company's ultimate liability in this matter should not be material, there can be no assurance (i) that the case will in fact settle, (ii) that, if the case does not settle, the Company will prevail in the litigation, or in a related claim for indemnification, or (iii) that the liability of the Company, if any, if the case does not settle, would not have a material adverse effect on the Company's financial condition and results of operations.

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

     The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "believes," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results  to  differ  materially  from  those  expressed  in the  forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to maintain or to further expand the range of services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations, and to achieve synergies and other cost savings in the operation of acquired companies; (x) the potential disruption of the Company's operations due to failures or errors in the operations of the Company's computer systems resulting from the year 2000 issue; and (xi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission including this Form 10-Q.

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

     The Company's health care costs consist of medical insurance premiums, payments of and reserves for claims subject to deductibles and the costs of dental care, vision care, disability, employee assistance and other similar benefit plans. The Company's health care benefit plans consist of a mixture of fully insured, minimum premium arrangements, partially self-insured plans and guaranteed cost programs, with third party insurers providing insurance with respect to minimum premium and partially self-insured plans to the extent claims exceed certain levels ("stop loss coverage"). Under minimum premium arrangements and partially self-insured plans, liabilities for health care claims are recorded based on the Company's health care loss history. The Company maintains reserves for medical and behavioral health claims, which reserves are estimates based on periodic reviews of open claims, past claims experience and other factors deemed relevant by management. While the Company believes that such reserves are adequate, the Company cannot predict with certainty the ultimate liability associated with open claims and past claims experience may not be indicative of future results. Accordingly, if estimated reserve amounts prove to be less than the ultimate liability with respect to such claims, the Company's financial condition, results of operations and liquidity could be materially adversely affected. In addition, to the extent an insurer delays or denies the payment of a claim for stop loss coverage, or the amount of stop loss coverage proves to be inadequate, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

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

Results of Operations

     The following table sets forth, for September 30, 1998 and 1997, certain selected income statement data expressed as a percentage of revenues:



                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                          --------------------       --------------------
                                                            1998        1997            1998       1997
                                                          ---------  ---------       ---------  ---------
Revenues.............................................       100.0%     100.0%          100.0%     100.0%
Direct costs:
   Salaries, wages and employment taxes
     of worksite employees...........................        89.7%      89.4%           89.7%      89.1%
   Health care and workers' compensation.............         4.2%       4.0%            4.0%       3.9%
   State unemployment taxes and other................         0.8%       1.0%            1.0%       1.1%
                                                          --------   --------       ---------  ---------

     Total direct costs..............................        94.7%      94.3%           94.6%      94.0%
                                                          --------   --------       ---------  ---------

Gross profit.........................................         5.3%       5.7%            5.4%       6.0%
                                                          --------   --------       ---------  ---------

Operating expenses:
   Administrative personnel..........................         2.1%       2.6%            2.1%       2.6%
   Other general and administrative..................         1.0%       1.3%            1.1%       1.7%
   Sales and marketing...............................         0.7%       0.7%            0.7%       0.7%
   Depreciation and amortization.....................         0.2%       0.4%            0.2%       0.4%
                                                          --------   --------       ---------  ---------

     Total operating expenses........................         4.0%       5.0%            4.1%       5.4%
                                                          --------   --------       ---------  ---------

Operating income.....................................         1.3%       0.7%            1.2%       0.5%
Interest income (expense), net.......................         0.0%       0.0%            0.0%       0.0%
                                                          --------   --------       ---------  ---------

Income before taxes..................................         1.3%       0.7%            1.2%       0.5%
Provision for income taxes...........................         0.5%       0.3%            0.5%       0.2%
                                                          --------   --------       ---------  ---------

Net income...........................................         0.8%       0.4%            0.8%       0.3%
                                                          ========   ========       =========  =========


     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     The Company's revenues for the nine months ended September 30, 1998 were $910.6 million compared to $699.8 million for the nine months ended September 30, 1997, representing an increase of $210.8 million, or 30.1%. This increase was due primarily to internal growth in the number of PEO worksite employees and to the increase in average revenue per worksite employee. The number of worksite employees increased 16.7%, from 38,609 worksite employees at September 30, 1997 to 45,065 at September 30, 1998, while the average revenue per worksite employee for the period increased 9.6%, from $2,125 in 1997 to $2,330 in 1998.

     Salaries, wages and employment taxes of worksite employees were $816.4 million for the nine months ended September 30, 1998, compared to $623.6 million for the same period in 1997, representing an increase of $192.8 million, or 30.9%. Salaries, wages and employment taxes of worksite employees were 89.7% of revenues for the nine months ended September 30, 1998, compared to 89.1% for the same period in 1997. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues resulted from a change in the Company's worksite employee mix towards worksite employees having a lower workers' compensation classification and lower workers' compensation rates in several states where the Company operates, which resulted in lower markups being charged by the Company. In addition the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business, contributed to such percentage increase.

     Health care and workers' compensation costs were $35.9 million for the nine months ended September 30, 1998, compared to $27.3 million for the same period in 1997, representing an increase of $8.7 million, or 31.7%. This increase was due mainly to the higher number of PEO worksite employees. Health care and workers' compensation costs were 4.0% of revenues for the nine months ended September 30, 1998, compared to 3.9% for the same period in 1997.

     State unemployment taxes and other direct costs were $9.5 million for the nine months ended September 30, 1998, compared to $7.5 million for the same period in 1997, representing an increase of $2.0 million or 27.0%. This increase was due mainly to the higher volume of salaries and wages paid during the nine months ended September 30, 1998, which was a direct function of the increase in the number of PEO worksite employees. State unemployment taxes and other direct costs were 1.0% of revenues for the nine months ended September 30, 1998 and 1997.

     Gross profit was $48.8 million for the nine months ended September 30, 1998, compared to $41.5 million for the same period in 1997, representing an increase of $7.3 million, or 17.8%, due mainly to the increase in revenues during the nine months ended September 30, 1998, which was a direct function of the increased number of PEO worksite employees. Gross margin was 5.4% for the nine months ended September 30, 1998, compared to 6.0% for the same period in 1997. The decrease in gross margin was due mainly to the shift in the Company's employee mix, which resulted in lower markups being charged by the Company and to the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business.

     Administrative personnel expenses were $19.6 million for the nine months ended September 30, 1998, compared to $18.3 million for the same period in 1997, representing an increase of $1.3 million, or 7.1%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and executive personnel. Administrative personnel expenses were 2.1% of revenues for the nine months ended September 30, 1998, compared to 2.6% for the same period in 1997. This decrease in administrative personnel expenses as a percentage of revenue resulted primarily from higher compensation paid during 1997 to former owners of AMI and SNI before their respective acquisitions by the Company. Such compensation was reduced after their respective acquisitions by the Company.

     Other general and administrative expenses, including the provision for doubtful accounts, were $10.2 million for the nine months ended September 30, 1998, compared to $11.8 million for the same period in 1997, representing a decrease of $1.6 million, or 13.3%. This decrease in other general and administrative expenses was primarily attributable to transaction expenses of approximately $1.3 million incurred in 1997 in connection with the SAI and AMI acquisitions and a $1.0 million charge related to the termination in 1997 of a managed care provider network under which the Company previously operated its workers' compensation managed care business, partially offset by $0.7 million increase in other general and administrative expenses to support the Company's growth. Other general and administrative expenses, including the provision for doubtful accounts, were 1.3% of revenues for the nine months ended September 30, 1998, compared to 2.1% for the same period in 1997. The decrease in other general and administrative expenses, including the provision for doubtful accounts, as a percentage of revenues was due mainly to $2.3 million of transaction related charges incurred in 1997.

     Sales and marketing costs were $5.9 million for the nine months ended September 30, 1998, compared to $5.1 million for the same period in 1997, representing an increase of $0.8 million, or 16.2%. The increase reflects the addition of sales representatives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing markets and acquired markets. Sales and marketing costs were 0.7% of revenues for the nine months ended September 30, 1998 and 1997.

     Operating income was $10.8 million for the nine months ended September 30, 1998, compared to $3.5 million for the same period in 1997, representing an increase of $7.3 million, or 205.6%. The increase in operating income was due mainly to increase in revenues resulting from an increase in worksite employees during the first nine months of 1998, and to non-recurring charges of $2.3 million incurred in the same period in 1997. Excluding the non-recurring charges of $2.3 million during 1997, operating income increased by $4.9 million or 83.0%.

     Net income was $6.7 million for the nine months ended September 30, 1998, compared to $2.1 million for the same period in 1997, representing an increase of $4.5 million. Diluted earnings per share were $0.41 for the nine months ended September 30, 1998, compared to $0.14 for the same period in 1997, representing an increase of $0.27 or 192.9%.

     The Company anticipates that administrative personnel expenses, other general and administrative expenses, sales and marketing expenses and interest expense will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.


     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     The Company's revenues for the three months ended September 30, 1998 were $314.8 million compared to $244.7 million for the three months ended September 30, 1997, representing an increase of $70.1 million, or 28.7%. This increase was due primarily to internal growth in the number of PEO worksite employees and to the increase in average revenue per worksite employee. The number of worksite employees increased 16.7%, from 38,609 worksite employees at September 30, 1997 to 45,065 at September 30, 1998, while the average revenue per worksite employee for the period increased 9.6%, from $2,128 in 1997 to $2,333 in 1998.

     Salaries, wages and employment taxes of worksite employees were $282.4 million for the three months ended September 30, 1998, compared to $218.8 million for the same period in 1997, representing an increase of $63.6 million, or 29.1%. The increase in salaries, wages and employment taxes of worksite employees was due primarily to an increased number of PEO worksite employees. Salaries, wages and employment taxes of worksite employees were 89.7% of revenues for the three months ended September 30, 1998, compared to 89.4% for the same period in 1997. The increase of salaries, wages and employment taxes of worksite employees as a percentage of revenues resulted from a change in the Company's worksite employee mix towards worksite employees having a lower workers' compensation classification and lower workers' compensation rates in several states where the Company operates, which resulted in lower markups being charged by the Company. In addition, the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business, contributed to such percentage increase.

     Health care and workers' compensation costs were $13.2 million for the three months ended September 30, 1998, compared to $9.7 million for the same period in 1997, representing an increase of $3.5 million, or 36.5%. This increase was due mainly to the higher volume of PEO worksite employees. Health care and workers' compensation costs were 4.2% of revenues for the three months ended September 30, 1998, compared to 4.0% for the same period in 1997.

     State unemployment taxes and other direct costs were $2.5 million for the three months ended September 30, 1998, compared to $2.4 million for the same period in 1997, representing an increase of $0.1 million or 1.7%. This increase was due mainly to the higher volume of salaries and wages paid during the three months ended September 30, 1998, which was a direct function of the increase in the number of PEO worksite employees, an increased number of client companies using other services and products and an increase in other direct costs related to the Company's services. State unemployment taxes and other direct costs were 0.8% of revenues for the three months ended September 30, 1998, compared to 1.0% for the same period in 1997.

     Gross profit was $16.8 million for the three months ended September 30, 1998, compared to $13.9 million for the same period in 1997, representing an increase of $2.9 million, or 20.9%. Gross margin was 5.3% for the three months ended September 30, 1998, compared to 5.7% for the same period in 1997. The decrease in gross margin was due mainly to the shift in the Company's employee mix, which resulted in lower markups being charged by the Company and to the fact that the Company's revenue increase was entirely in PEO operations, which have a lower margin than the Company's managed care business.

     Administrative personnel expenses were $6.7 million for the three months ended September 30, 1998, compared to $6.3 million for the same period in 1997, representing an increase of $0.4 million, or 5.7%. This increase was primarily attributable to increased staffing to support the Company's growth, including management and senior executive personnel. Administrative personnel expenses were 2.1% of revenues for the three months ended September 30, 1998, compared to 2.6% for the same period in 1997. This decrease in administrative personnel expenses as a percentage of revenue resulted primarily from higher compensation paid during 1997 to former owners of AMI and SNI before their respective acquisitions by the Company. Such compensation was reduced after their respective acquisitions by the Company.

     Other general and administrative expenses, including the provision for doubtful accounts were $3.3 million for the three months ended September 30, 1998, compared to $3.4 million for the same period in 1997, representing a decrease of $0.1 million, or 2.8%. Other general and administrative expenses, including the provision for doubtful accounts, were 1.0% of revenues for the three months ended September 30, 1998, compared to 1.3% for the same period in 1997.

     Sales and marketing costs were $2.1 million for the three months ended September 30, 1998, compared to $1.7 million for the same period in 1997, representing an increase of $0.4 million, or 24.7%. The increase reflects the addition of sales representatives and marketing personnel, consistent with the Company's strategy to increase its client base in its existing and acquired markets. Sales and marketing costs were 0.7% of revenues for the three months ended September 30, 1998 and 1997.

     Operating income was $4.0 million for the three months ended September 30, 1998, compared to $1.6 million for the same period in 1997, representing an increase of $2.4 million, or 149.2%. The increase in operating income was due mainly to the increase in revenues resulting from an increase in worksite employees.

     Net income was $2.5 million for the three months ended September 30, 1998, compared to net income of $1.0 million for the same period in 1997, representing an increase of $1.5 million. Diluted and basic earnings per share were $0.16 for the three months ended September 30, 1998, compared to diluted earnings of $0.06 and basic earnings of $0.07 for the same period in 1997.

     The Company anticipates that administrative personnel expenses, other general and administrative expenses, sales and marketing expenses and interest expense will continue to increase in future periods to the extent that the Company continues to experience growth and to expand its service offerings.

Liquidity and Capital Resources

     At September 30, 1998, the Company had working capital of $24.2 million, compared to $17.4 million at December 31, 1997. The Company had $9.1 million in cash at September 30, 1998.

     The Company's Credit Agreement with a group of banks for which Fleet National Bank ("Fleet Bank") acts as agent provides for a $50.0 million revolving line of credit with a sublimit of $15.0 million for standby letters of credit and revolving credit loans for working capital purposes. The Credit Agreement also provides for advances to finance acquisitions. The Company uses letters of credit primarily to secure its obligations to reimburse its former workers' compensation insurance carrier for workers' compensation payments subject to the policy deductible. Borrowings bear interest at rates based, at the Company's option, on Fleet Bank's Prime Rate plus a margin of as much as 0.25% or its Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.00% to 1.75%, depending on certain financial covenants. The facility is secured by a pledge of the shares of all of the Company's subsidiaries. The revolving line of credit matures on April 24, 2000. If, on April 24, 2000, certain conditions are satisfied, any amounts outstanding under the revolving line of credit may be converted into a term loan payable in eight quarterly instalments commencing on August 1, 2000. The Credit Agreement contains customary events of default and covenants which prohibit, among other things, incurring additional indebtedness in excess of a specified amount, paying dividends, creating liens and engaging in certain mergers or combinations without the prior written consent of the lenders. The Credit Agreement also contains certain financial covenants relating to current ratio, debt to capital ratio, debt and fixed charges coverage and minimum tangible net worth, as defined in the Credit Agreement. The Company is required to pay an unused facility fee ranging from .20% to .35% per annum on the facilities, depending upon certain financial covenants. Under the revolving credit facility, the Company had outstanding approximately $5.5 million in standby letters of credit at September 30, 1998 which guarantee the payment of claims to the Company's former workers' compensation insurance carrier. As of that date, there were no other amounts outstanding under the revolving line of credit.

     On December 9, 1997, the Company entered into a leasing arrangement with respect to a new headquarters facility in Miami-Dade County which the Company moved into in November 1998. The leasing arrangement has an initial expiration date of four years after completion of the facility and allows the Company to extend the term of the lease for up to three more years subject to compliance with the terms and conditions of the credit agreement and related documents. The lessor of the facility has financed 97% of the costs of acquiring the land and constructing the facility. The financing agreement relating to the facility (the "Facility Financing Agreement") contains certain covenants, including financial covenants, of the Company and events of default with respect thereto, which covenants are the same in all material respects as those contained in the Company's Credit Agreement. Under the leasing arrangement, the Company's commitment in future years will be based on (i) interest at a competitive rate on all outstanding loan amounts with respect to the facility plus (ii) the yield, at a competitive rate, in respect of the lessor's 3% equity investment. Default under the Company's covenants contained in the Facility Financing Agreement constitutes default under the Company's lease of the headquarters facility. In the event of such default, the Company is obligated to either purchase the facility for the Purchase Price (defined below) or pay a termination fee in an amount approximately equal to the Purchase Price. The maximum amount on which the lease payments will be based is currently limited to $12.0 million, but will be increased to approximately $12.85 million upon execution of a pending amendment to the Facility Financing Agreement. As of September 30, 1998, an aggregate of $9.1 million in loans were outstanding to the lessor.

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

     The Company's primary short-term liquidity requirements for the remainder of 1998 include the repayment of $0.4 million borrowed by the Company to finance general liability and employment practice liability insurance premiums, payment of $750,000 due on the mortgage of the Company's former headquarters facility, investment in software development, expenditures for office and computer equipment to support the Company's growth, and the payment of other expenses related to the Company's growth. The Company anticipates capital expenditures for 1998 of approximately $5.0 million, primarily for software development, including the evaluation and implementation of changes to computer programs to address the year 2000 issue.

     Net cash provided by operating activities was $13.6 million for the nine months ended September 30, 1998, compared to cash used in operations of approximately $2.9 million for the same period in 1997. The difference between the Company's net income of $6.7 million for the nine months ended September 30, 1998, and its operating cash flow was due primarily to a $10.9 million increase in accrued salaries, wages, and payroll taxes, an increase of $2.3 million in income tax payable, a decrease in reinsurance recoverable of $1.1 million, a decrease in prepaid workers' compensation insurance premium of $7.1 million, a decrease in income tax receivable of $1.5 million, and increases in noncash items such as depreciation and amortization of $2.2 million and provision for doubtful accounts of $0.7 million, partially reduced by an increase of $11.5 million in accounts receivable, an increase of $3.8 million in prepaid expenses and other current assets, and a decrease in reserves for claims of $2.5 million. The increase in accounts receivable and accrued salaries, wages and payroll taxes resulted from both a higher number of PEO worksite employees served during the nine months ended September 30, 1998 and the timing of the payroll cycle. The Company's accounts receivable and accrued salaries, wages, and payroll taxes are subject to fluctuations depending on the proximity of the closing date of the reporting period to that of the payroll cycle.

     Net cash used in investing activities was $0.6 million for the nine months ended September 30, 1998, compared to $3.9 million used in investing activities in the same period in 1997. This reflects the purchase of $2.4 million in property and equipment to support the Company's growth, offset by the redemption of short term investments of $1.8 million.

     Net cash used in financing activities was $8.8 million for the nine months ended September 30, 1998, compared to $2.5 million used in financing activities in the same period in 1997. During 1998, the Company made principal payments on borrowings of $9.2 million, mostly related to the financing of the Company's workers' compensation insurance program premiums.

Year 2000 Issue

     The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, disruption of operations (such as the disruption of payroll processing services to the Company's clients or the disruption of employee information systems), and/or a temporary inability to conduct normal business activities.

     The  Year  2000  project  includes  an  assessment  of   telecommunications
equipment, computer equipment, software, database, data services, network infrastructure, and telephone equipment. The Company's Year 2000 plan addresses the Year 2000 issue in four phases: (1) Inventory and Assessment; (2) Impact Analysis and Conversion Planning; (3) System Conversion and Testing; (4) Implementation and Monitoring. As each phase is completed, project progress will be tracked against planned targets, and resource adjustments made as necessary. At this time, a majority of the Company's information systems and embedded devices have been inventoried and assessed, and the Company has begun impact analysis and conversion planning, as well as some system conversion and testing. The project is estimated to be complete by the end 1999, prior to any anticipated impact on the Company's operating systems. The Company believes that with modifications to existing software, conversions to new software and replacement or modification of certain embedded systems, the Year 2000 issue will not pose significant operational problems. Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. If, however, necessary modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue may have a material adverse effect on the Company's business, financial condition and results of operations. The Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a certain degree, upon the Year 2000 readiness of third parties such as vendors and suppliers. As part of the Company's Year 2000 efforts, formal communications with all significant vendors and clients are being pursued to determine the extent to which related interfaces with the Company's systems are vulnerable if these third parties fail to remediate their Year 2000 issues. There cannot be no assurance that any such third parties will address any Year 2000 issues that they have and that such third parties' systems will not materially adversely affect the Company's systems and operations.

     The Company continues to assess the Year 2000 issue with respect to internal business systems, and has initiated the implementation of corrective measures to address the issue. The Company is evaluating the need for contingency planning at this time of its systems and embedded devices. The assessment of third parties external to the Company is underway, and may reveal the need for contingency planning based on the progress and findings of the Year 2000 project.

     The Company will utilize both internal and external resources to complete and test the Year 2000 project. At the present time, the Company is estimating the cost of this project. Through June 30, 1998, related costs incurred were not material, and the Company does not expect that the total cost of its Year 2000 project will be material to the Company's financial position or results of operations. Project costs and the targeted completion date will be based on management's best estimates, which will be derived from utilizing numerous assumptions of future events, including the continued availability of certain resources, the ability to locate and correct all relevant computer codes, third party modification plans and other factors. There can be no assurance these estimates will be achieved or that the actual results will not differ materially from those anticipated.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     During the quarterly period ended June 30, 1998, the Company appointed Steven R. Light to the position of Senior Vice President, Strategic Initiatives and, during the quarterly period ended September 30, 1998, named Jeffrey D. Lamb, who was previously Senior Vice President, Marketing and Business Development, the Company's Area Executive Western States. Andrea Velazquez, President of the Company's Managed Solutions Division, left the Company in November 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
   No.     Description
-------    ------------
10.1     The Vincam Group, Inc. 1996 Long Term Incentive Plan, as amended.
10.2     The Vincam Group, Inc. 1998 Long Term Incentive Plan.
10.3 Deductible Liability Insurance Policy, effective December 31, 1997, issued by Reliance Insurance Company of Illinois,
          Policy No. NXS 0133598-01.
10.4     First Amendment to Development Agreement, dated as of June 29, 1998, by and between Codina Development Corporation and The Vincam Group, Inc. as agent for Fleet Real Estate, Inc.
10.5     Deductible  Liability  Insurance Policy,  effective December 31, 1997, issued by Reliance Insurance Company of Illinois, Policy No. NGB 0133600-01 (confidential treatment has been requested for certain portions of Exhibit 10.5).
11       Statement re Computation of Per Share Earnings
27.1 Financial Data Schedule as of and for the nine month period ended September 30, 1998
27.2 Restated Financial Data Schedule as of and for the nine month period ended September 30, 1997

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE VINCAM GROUP, INC.

November 16, 1998           By: /S/ CARLOS A. RODRIGUEZ
--------------------------      -----------------------
Date                            Carlos A. Rodriguez, Chief Financial Officer,
                                Senior Vice President Finance and Administration
                                (Principal Financial Officer)

November 16, 1998           By: /S/ MARTINIANO J. PEREZ
-----------------------         -----------------------
Date                            Martiniano J. Perez, Vice President & Controller
                                (Principal Accounting Officer)

                             THE VINCAM GROUP, INC.
                                 EXHIBIT INDEX


Exhibit
   No.            Description

10.1     The Vincam Group, Inc. 1996 Long Term Incentive Plan, as amended.
10.2     The Vincam Group, Inc. 1998 Long Term Incentive Plan.
10.3 Deductible Liability Insurance Policy, effective December 31, 1997, issued by Reliance Insurance Company of Illinois,
          Policy No. NXS 0133598-01.
10.4     First Amendment to Development Agreement, dated as of June 29, 1998, by and between Codina Development Corporation and The Vincam Group, Inc. as agent for Fleet Real Estate, Inc.
10.5     Deductible  Liability  Insurance Policy,  effective December 31, 1997, issued by Reliance Insurance Company of Illinois, Policy No. NGB 0133600-01 (confidential treatment has been requested for certain portions of Exhibit 10.5).
11       Statement re Computation of Per Share Earnings
27.1 Financial Data Schedule as of and for the nine month period ended September 30, 1998
27.2 Restated Financial Data Schedule as of and for the nine month period ended September 30, 1997