Form 10-Q/A
period 1998-09-30
VINCAM GROUP INC
filed 1998-11-19
CIK 1008896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A No.1

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

     Part I, Item 1 and Item 2, Part II, Item 6 (a), Exhibits, and Exhibit 27.1 of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 of The Vincam Group, Inc. are hereby amended in their entirety to read as follows:


                             THE VINCAM GROUP, INC.

                                    FORM 10-Q/A No.1

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

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page
The Vincam Group, Inc.

         Unaudited Consolidated Balance Sheets as of September 30,
           1998 and December 31, 1997...................................    4

         Unaudited Consolidated Statements of Operations for the
           Three and the Nine Months Ended September 30, 1998 and 1997..    5

         Unaudited Consolidated Statement of Changes in Stockholders'
           Equity for the Nine Months Ended September 30, 1998..........    6

         Unaudited Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997................    7

         Notes to Consolidated Financial Statements (Unaudited).........    8

                             THE VINCAM GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                  September 30,     December 31,
                                                       1998             1997
                                                  --------------  --------------
                                                   (Unaudited)
                              Assets

    Current assets:
        Cash and cash equivalents ..............   $  9,129,004   $  4,934,755
        Investments ............................           --        1,766,737
        Accounts receivable, net ...............     59,718,401     48,924,247
        Due from affiliates ....................        130,168        561,673
        Income tax receivable ..................           --        1,536,371
        Deferred taxes .........................        735,488        735,488
        Reinsurance recoverable ................        641,867      1,692,513
        Prepaid workers' compensation
         insurance premium .....................      7,403,878     14,467,403
        Prepaid expenses and other current
         assets ................................      6,861,282      3,020,745
                                                   -------------  -------------
               Total current assets ............     84,620,088     77,639,932

        Property and equipment, net ............      8,445,414      7,852,498
        Deferred taxes .........................        640,735        640,735
        Goodwill and client contracts, net .....      7,024,008      7,384,323
        Other assets ...........................      1,509,902      1,498,438
                                                   -------------  -------------
                                                   $102,240,147   $ 95,015,926
                                                   =============  =============

                    Liabilities and Stockholders' Equity

    Current liabilities:
        Accounts payable and accrued expenses ..   $  3,961,515   $  4,712,931
        Accrued salaries, wages and payroll
         taxes .................................     51,050,338     39,887,369
        Reserve for claims .....................      2,734,745      4,106,734
        Income tax payable .....................      2,254,214           --
        Current portion of borrowings ..........      1,167,552     11,061,009
        Deferred gain ..........................         83,894        460,294
                                                   -------------  -------------
               Total current liabilities .......     61,252,258     60,228,337

        Long term borrowings, less current
         portion ...............................        755,353         36,818
        Reserve for claims .....................           --          402,000
        Other liabilities ......................        891,548      1,038,037
                                                   -------------  -------------
               Total liabilities ...............     62,899,159     61,705,192
                                                   -------------  -------------
        Commitments and contingencies (Note 5) .           --             --
                                                   -------------  -------------

        Stockholders' equity:
          Common stock, $.001 par value,
           60,000,000 shares authorized,
           15,695,557 shares issued and
           outstanding .........................         15,695         15,391
          Additional paid in capital ...........     35,523,926     35,142,798
          Retained earnings (accumulated deficit)     3,801,367     (1,847,455)
                                                   -------------  -------------
               Total stockholders' equity ......     39,340,988     33,310,734
                                                   -------------  -------------
                                                   $102,240,147   $ 95,015,926
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

                             THE VINCAM GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 -----------------------------
                                                                      1998            1997
                                                                 -------------   -------------
Cash flows from operating activities:
   Net income ................................................   $  6,650,554    $  2,144,549
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...........................      2,211,103       2,648,177
     Provision for doubtful accounts .........................        695,458         883,710
     Deferred gain ...........................................       (376,400)        100,108
     Deferred income tax expense .............................           --         1,631,482
       Changes in assets and liabilities:
       Increase in restricted cash ...........................           --          (204,651)
       Increase in accounts receivable .......................    (11,489,612)    (14,222,841)
       Decrease in due from affiliates .......................        431,505         543,300
       Decrease in income tax receivable .....................      1,536,371            --
       Decrease in reinsurance recoverable ...................      1,050,646         143,049
       Decrease in prepaid workers' compensation
         insurance premium ...................................      7,063,525       3,746,188
       Increase in prepaid expenses and other current assets .     (3,840,537)       (982,950)
       Increase in other assets ..............................        (88,514)       (792,866)
       Decrease in accounts payable and accrued expenses .....       (751,416)       (918,555)
       Increase in accrued salaries, wages and payroll taxes .     10,853,099       8,314,005
       Decrease in reserve for claims ........................     (2,465,704)     (4,550,811)
       Increase (decrease) in income taxes payable ...........      2,254,214        (530,250)
       Decrease in deferred compensation .....................           --          (276,596)
       Decrease in other liabilities .........................       (146,489)       (554,846)
                                                                 -------------   -------------
Net cash provided by (used in) operating activities ..........     13,587,803      (2,879,798)
                                                                 -------------   -------------
Cash flows from investing activities:
   Purchases of property and equipment .......................     (2,366,654)     (3,434,770)
   Redemption (purchases) of short term investments ..........      1,766,737        (415,227)
                                                                 -------------   -------------
Net cash used in investing activities ........................       (599,917)     (3,849,997)
                                                                 -------------   -------------
Cash flows from financing activities:
   Principal payments on borrowings ..........................    (10,560,576)        (92,598)
   Borrowings to finance insurance premiums ...................      1,385,657            --
   Notes payable to affiliate ................................           --        (1,018,000)
   Payment of amounts due under acquisition agreements .......           --        (1,721,050)
   Initial public offering costs charged to paid in capital ..           --           (66,035)
   Issuance of common stock to employees under stock plans ...        381,282         387,225
                                                                 -------------   -------------
Net cash used in financing activities ........................     (8,793,637)     (2,510,458)
                                                                 -------------   -------------
Net increase (decrease) in cash and cash equivalents .........      4,194,249      (9,240,253)
Cash and cash equivalents, beginning of period ...............      4,934,755      18,884,531
                                                                 -------------   -------------
Cash and cash equivalents, end of period .....................   $  9,129,004    $  9,644,278
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

Note 2 - Accounts Receivable

     At September 30, 1998 and December 31, 1997, accounts receivable consisted of the following:

                                            1998            1997
                                        -------------   -------------
Billed to clients ...................   $ 12,527,065    $ 16,149,364
Unbilled revenues ...................     49,567,416      34,801,470
                                        -------------   -------------
                                          62,094,481      50,950,834
Less: allowance for doubtful accounts     (2,376,080)     (2,026,587)
                                        -------------   -------------
                                        $ 59,718,401    $ 48,924,247
                                        =============   =============
Note 3 - Reserve for Claims

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

     At September 30, 1998 and December 31, 1997, the Company's reserves for claims costs are as follows:

                                                    1998          1997
                                                ------------  ------------

Reserve for workers' compensation claims ....   $   950,664   $ 2,035,477
Reserve for behavioral and health care claims     1,784,081     2,473,257
                                                ------------  ------------
                                                  2,734,745     4,508,734
Less: workers' compensation claims expected
to be settled in more than one year .........          --        (402,000)
                                                ------------  ------------
Reserve for claims--current .................   $ 2,734,745   $ 4,106,734
                                                ============  ============

Note 4 - Borrowings

     Borrowings at September 30, 1998 and December 31, 1997 are as follows:

                                                          1998         1997
                                                       ------------ ------------
Note payable for workers' compensation premiums,
maturing in 1998, with monthly payments of principal
and interest of $1,144,534, at a rate of 6.30% ....... $    --      $10,035,123

Notes payable for insurance premiums, with monthly
payments of principal and interest  ranging from
$7,596 to $29,215, at rates ranging from 6.31%
to 6.95%, maturing through 2001 ......................   1,140,763      173,526

Note  payable  to bank,  original  amount of
$1  million,  repayable  in monthly instalments
of $4,167,  plus  interest at 8.50% per annum,
through 1998 when a balloon payment of $750,000
is due, secured by land and building .................     754,054      791,557

Note payable for state unemployment taxes,
maturing in 1998 with monthly payments of $3,264 .....        --         16,326

Capital lease obligations for computer hardware
and software, payable in monthly instalments  of
principal  and interest  ranging from $3,214 to
$7,479  through 2000, with interest rates ranging
from 9.80% to 12.30% per annum, collateralized
by computer hardware and software ....................        --         46,276

Other notes  payable,  bearing
interest at rates  ranging from 7.50% to 10.75%,
repayable in various monthly instalments .............      28,088       35,019
                                                       ------------ ------------
                                                         1,922,905   11,097,827
Less: current portion ................................  (1,167,552) (11,061,009)
                                                       ------------ ------------
                                                       $   755,353  $    36,818
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

Note 5 - Commitments and Contingencies

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

     The following discussion contains forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Form 10-Q/A No.1. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result," "are expected to," "will continue," "is anticipated," "estimated," "believes," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results  to  differ  materially  from  those  expressed  in the  forward-looking statements. Such uncertainties include, among others, the following: (i) potential for unfavorable interpretation of government regulations relating to labor, taxes, insurance, employment matters and the provision of managed care services; (ii) the Company's ability to obtain or maintain all required licenses or certifications required to maintain or to further expand the range of services offered by the Company; (iii) potential increases in the Company's costs, such as health care costs, that the Company may not be able to reflect immediately in its service fees; (iv) the Company's ability to offer its services to prospective clients in additional states where it has less or no market penetration; (v) the level of acquisition opportunities available to the Company and the Company's ability to efficiently price and negotiate such acquisitions on a favorable basis; (vi) the financial condition of the Company's clients; (vii) additional regulatory requirements affecting the Company; (viii) the impact of competition from existing and new professional employer organizations; (ix) the failure to properly manage growth and successfully integrate acquired companies and operations, and to achieve synergies and other cost savings in the operation of acquired companies; (x) the potential disruption of the Company's operations due to failures or errors in the operations of the Company's computer systems resulting from the year 2000 issue; and (xi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission including this Form 10-Q/A No.1.

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

     The Company's financial condition and results of operations are subject to several contingencies. For more information regarding such contingencies, see
Note 5 of Notes to Consolidated Financial Statements contained in Part 1, Item I Financial Statements of this Form 10-Q/A No.1.

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

Liquidity and Capital Resources

     At September 30, 1998, the Company had working capital of $23.4 million, compared to $17.4 million at December 31, 1997. The Company had $9.1 million in cash at September 30, 1998.

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

     The Company's primary short-term liquidity requirements for the remainder of 1998 include the repayment of $0.2 million borrowed by the Company to finance general liability and employment practice liability insurance premiums, payment of $0.8 million due on the mortgage of the Company's former headquarters facility, investment in software development, expenditures for office and computer equipment to support the Company's growth, and the payment of other expenses related to the Company's growth. The Company anticipates capital expenditures for 1998 of approximately $5.0 million, primarily for software development, including the evaluation and implementation of changes to computer programs to address the year 2000 issue.

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

(a)      Exhibits

Exhibit
   No.     Description
-------    ------------
27.1 Financial Data Schedule as of and for the nine month period ended September 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE VINCAM GROUP, INC.

November 19, 1998           By: /S/ CARLOS A. RODRIGUEZ
--------------------------      -----------------------
Date                            Carlos A. Rodriguez, Chief Financial Officer,
                                Senior Vice President Finance and Administration
                                (Principal Financial Officer)

November 19, 1998           By: /S/ MARTINIANO J. PEREZ
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